Form 10KSB
period 2000-12-31
JOSHUA TREE CONSTRUCTION INC
filed 2001-04-13
CIK 1130481

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF  THE  SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number   ______________________________________

                 Joshua Tree Construction, Inc.
         (Formerly Known As Joshua Tree Finishers, Inc.)
         (Name of Small Business Issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

88-0432004
(I.R.S. Employer Identification Number)

7564 Ortega Spring Avenue, Las Vegas, Nevada       89128
(Address of principal executive offices)         (Zip code)

Issuer's telephone number:    (702) 242-1254

Securities registered under section 12(b) of the Exchange Act:

                      None - Not Applicable

Securities registered under section 12(g) of the Act:

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 3,097,300 issued and outstanding as of April 12, 2001.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $33,869

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements. Forward-looking statements include those that make explicit use of forward-looking terminology such as "outlook," "believes," "expects," "appears," "may," "will," "should," "anticipates," or the negative thereof. Other comparable terminology or discussions of strategy also identify forward-looking statements.

The forward-looking statements reflect the Registrant's beliefs about future events and are subject to known and unknown risks and uncertainties. Among sources of risks and uncertainties are economic, competitive, regulatory, and general business factors. Known risk factors include, without limitation:

1. The availability of sufficient funding to pursue the Registrant's business plan.

2. The Registrant's ability to attract and integrate key personnel.

3. The Registrant's ability to generate customer interest and demand for its services.

4.     Weather conditions.

5.     Labor costs.

6.     Materials costs.

7.     Seasonality.

8. The effect of regional economic conditions on the construction industry.

9.     The intensity of competition and pricing pressures.

10.    General economic conditions.

Due to these risks and uncertainties, actual results of operations and financial condition of the Registrant may differ materially from those expressed or implied in the forward-looking statements. Therefore, all forward-looking statements made in connection with this Form 10-SB are expressly qualified in their entirety by these cautionary statements. You should not rely on these forward-looking statements due to the uncertainty surrounding such statements.

                        CORPORATE COUNSEL

The Registrant has retained Harold P. Gewerter, Esq. (101 Convention Center Drive, Suite 1225 Las Vegas, Nevada 89109) as the Corporate Counsel to review and assist with the preparation of this Report. The responsibility of the Corporate Counsel is to ensure that this Report complies in form with all applicable rules and regulations. The Corporate Counsel, however, does not pass on the accuracy or completeness of disclosures in this Report, which remain a responsibility of the Registrant.

                        TABLE OF CONTENTS

Part I                                                             4

 Item 1.                                  Description of Business  4

 Item 2.                                  Description of Property  9

 Item 3.                                        Legal Proceedings  9

 Item 4.      Submission of Matters to a Vote of Security Holders  9

Part II                                                            10

 Item 5. Market for Common Equity and Related Stockholder Matters  10

 Item 6.                     Management's Discussion and Analysis  11

 Item 7.                                     Financial Statements  13

 Item 8.            Changes in and Disagreements with Accountants  25

Part III                                                           26

 Item 9.                 Directors, Executive Officers, Promoters
                                              and Control Persons  26

 Item 10.                                  Executive Compensation  28

 Item 11.                           Security Ownership of Certain
                                 Beneficial Owners and Management  29

 Item 12.          Certain Relationships and Related Transactions  29

 Item 13.                        Exhibits and Reports on Form 8-K  31

SIGNATURES                                                         34

Part I

Item 1.      Description of Business

A.     Business Development and Summary

The Registrant was originally formed as Joshua Tree Finishers, Inc., a Nevada corporation, on July 23, 1999. On July 21, 2000, the Registrant changed its name to Joshua Tree Construction, Inc. ("Joshua Tree" or the "Company"). The Company's Articles of Incorporation authorized it to issue up to twenty million (20,000,000) shares of common stock at a par value of $0.001 per share and five million (5,000,000) shares of preferred stock at a par value of $0.001 per share.

The Company's capitalization history is as follows:

1. On July 26, 1999, two founding shareholders purchased 2,000,000 shares of the authorized common stock at par value for cash, or $2,000.00. This original stock offering was made according to Section 4(2) of the Securities Act of 1933, as amended.

2. In February of 2000, the Company completed an offering of 997,300 shares of its common stock to approximately 54 unaffiliated shareholders at a price of $0.05 per share for gross total receipts of $49,865.00. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act.

3. During July 2000, the Company entered into an management agreement with Boyd Bulloch, a shareholder and director, whereby the Company issued 100,000 shares of its $0.001 par value common stock valued at $5,000. Of the total, $100 is considered common stock and $4,900 is considered additional paid-in capital. The $5,000 has been appropriately expensed as consulting fees.

As of the date of this filing, the Company has 3,097,300 shares of its $0.001 par value common voting stock issued and outstanding held by approximately 57 shareholders of record. However, the Company may need to raise additional capital via a public or private offering if the capital requirements are greater than the Company's financial resources. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. The Company cannot guarantee that it can obtain such financing on reasonable terms.

Joshua Tree operates in the building construction and building contractor industry. The Company provides professional general contractor services and cost-effective finishing and build-out work for small to medium-size companies as well as commercial and residential property owners.

The  Company's goal is to establish a competitive position  as  a provider  of  contracting services for interior finish  work  and
build-out  construction  activities.   The  Company  intends   to
achieve this goal by:

1.     realizing operational efficiencies;

2.     growing the business internally and externally; and

3.     pursuing strategic alliances.

Joshua Tree is a small company with limited operating history. Its prospects must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development, introduction, marketing and distribution of services in a competitive environment.

B.     Business of Issuer

(1)    Principal Products and Services and Principal Markets

Joshua Tree is a construction finish work and build-out company. The Company offers a variety of finish work and build-out contracting services including installation and design, for both new and renovation projects in the commercial, industrial, and residential markets in Southern Nevada.

The Company offers the following services:
1.     inside   build-outs  and  finish  work  in  commercial buildings;

2.     residential room additions, build-outs, and finish work;

3.     patios and patio covers construction;

4. build-outs and finish work for apartment and multi-dwelling residential properties; and

5.     fiberglass reinforced paneling.

There are typically two stages in the process of building houses, commercial projects, apartment complexes, or office buildings:

1.     rough out and;

2.     finish out.

Rough out involves all activities pertaining to developing the structural aspects of a building. This includes leveling land for suitable construction, laying foundations, and framing structures. Finish out construction prepares a structure for general use, once the framework is in place. There are various specialties in the field of finish out activities, such as electrical finishing, dry-walling, and flooring. The Company seeks contracts for interior finish out construction activities.

The Company seeks to provide its services to (a) businesses constructing new buildings and/or moving into new offices and (b) managers or contractors seeking to remodel existing structures. Whereas rough out construction is most often used in the construction of new buildings, finish out construction can be performed on any existing structure. The Company does not believe that it will be as subjected to the cyclical nature of constructing new buildings as pure rough out concerns because it will offer its services to existing structures as well. However, of this, the Company cannot be certain, and its business is still subject to seasonal and economic factors and uncertainty.

The  Company  competes  in  a rapidly  growing  market  with  low
barriers  to  entry and a large number of competitors.   However,
the Company believes that it can succeed in its market niche for the following reasons:

1. The Company believes it can meet its clients' expectations for skilled, knowledgeable workers and quality service at a low price.

2. For commercial, residential, and industrial developers and property owners the cost of outsourcing build-outs and finish work is less than the cost of adding permanent positions to perform such tasks.

The Company is currently marketing its services to local construction companies and contractors that manufacture or remodel homes, apartments, office buildings, and retail stores. Other target groups for the Company's marketing efforts include builder architects, developers, real estate and licensing agents, construction specialists, and mortgage lenders.

To date, Joshua Tree has completed one and commenced another tenant improvement project and engaged in competitive bidding on approximately 2-3 other projects. The Company is currently using a Class B2 General Contractor's License (General Building - Residential and Small Commercial) of one of its directors (License #36579). On March 6, 2001, the Company received contingent approval for a State of Nevada contractor's license classification B-2 for residential and small commercial projects. It is management's plan to complete the items requested by the State of Nevada Contractor's Board and be approved by April 30, 2001.

The Company owns a variety of tools for general use on projects, for which it expects to be contracted. Additional heavy equipment that the Company does not own will be leased or rented on a per project basis. The inventory and materials - such as lumber, ceramic tile, and fixtures - will be purchased on a per project basis because required quantities vary for each project.

(2)    Distribution Methods of the Products or Services

The Company has not yet fully implemented its marketing objectives, but it expects to do so in the next approximately six
(6) months. These objectives focus on marketing the Company's finishing work and build-out contracting services in the construction industry. The Company intends to accomplish this through the following:

Generating awareness of the Company's services

The Company believes that wide awareness of its services is important in establishing and expanding its customer base. The market for finish-out construction services is competitive. To establish the Company's name in the industry, it must obtain and complete projects, thereby establishing relationships with contractors and construction companies. The Company believes these relationships will generate word of mouth advertising and interest in its services. The Company will actively and aggressively pursue opportunities for contracts as they arise.

The Company has prepared several marketing memoranda, which it distributes to target marketing audiences, such as architects, real estate developers, and mortgage lenders. In the future, the Company may launch an advertising campaign in traditional media, such as newspapers and trade magazines.

Ensuring the highest quality workmanship

The Company believes that customer satisfaction and loyalty will be heavily influenced by the customer's experience with the Company's services and workmanship. Joshua Tree intends to enhance its appeal to clients and contractors by attracting and retaining skilled and experienced employees. Moreover, the Company will sponsor the enrollment of its employees in workshops offered by larger construction or repair organizations. The Company believes that, at present, it competes favorably in this category.

Pursuing strategic alliances

Joshua Tree will pursue strategic alliances with established companies. The Company believes that such alliances may result in synergistic opportunities, allowing it to gain additional insight and expertise. This, in turn, may increase penetration in new markets and improve the Company's growth prospects. However, the Company so far has not signed any specific agreements and cannot guarantee that any agreements will be effected.

The Company may spread financial and operational risk by participating in construction joint ventures for the purpose of bidding and, if awarded, performing on projects. Such joint ventures are typically based on a standard joint venture agreement whereby each of the joint venture participants is committed to supply a predetermined percentage of capital, as required, and to share in the same predetermined percentage of income or loss of the project on a joint and several basis. Although joint ventures tend to spread the risk of loss, the Company's initial obligations to the venture may increase if one of the other participants is financially unable to bear its portion of costs and expenses.

(3)    Status of any announced new product or service

The Company has recently established a wholly owned subsidiary, Joshua Tree Finishers, LLC, which management intends to equip with a class C-3 contractors license. Management intends to apply for and receive the C-3 license, which will enable Joshua Tree Finishers, LLC to perform maintenance, carpentry, countertop, and cabinet work for build-out and finish work construction projects.

(4)    Industry background

The construction business is highly competitive. Competition is based primarily on price, reputation for on-time completion, quality, reliability, and financial strength of the contractor. The Company faces competition from large general contractors and from smaller local contractors, some of which may have greater financial resources. However, the Company believes that its technical, managerial, and financial resources are sufficient to establish a positive reputation and a strong competitive position.

The  building  markets  in  which the  Company  participates  are
dependent  on  economic  and  demographic  trends,  as  well   as
governmental  policy  decisions  as  they  impact  the   specific
geographic markets.

Progress on projects in certain areas may be delayed by weather conditions depending on the type of project, stage of completion, and severity of the weather. Such delays, if they occur, may result in more volatile operating results.

In the normal course of business, the Company will periodically evaluate its current markets in order to identify (a) any growing markets where the Company may successfully compete and (b) any markets, which are no longer economically attractive. This periodic review will determine the Company's decisions to enter or exit certain markets.

(5)    Raw Materials

Construction and other materials used in the Company's activities are available locally from multiple sources and have been in adequate supply during recent years. The Company does not anticipate any significant impact from material and/or labor shortages or price increases. While the Company's construction business may experience some adverse consequences if materials, labor or equipment become in short supply or significantly more expensive, provisions in certain types of contracts often shift all or a major portion of any adverse impact to the customer. On fixed-price contracts, the Company will attempt to insulate itself from the unfavorable effects of inflation by incorporating escalating wage and price clauses into its construction bids.

(6)    Customers

In 2000, the Company derived approximately 100% of its revenues from one customer, NevWest Securities Corporation. In addition, the Company generated revenue 100% from tenant improvements in Southern Nevada.

Presently, the Company is working on a single tenant-improvement project and is preparing competitive bids for approximately 2-3 projects. Thus, the Company has yet to establish a wide customer base, which it hopes to accomplish in the next approximately six
(6) to twelve (12) months. The Company seeks to provide finish work and build-out services to a diverse customer base, with no single customer accounting for a significant portion of the
revenue.   As  a  result  of  emphasis  on  quality  and   worker
reliability,   the   Company  expects  to   maintain   successful
relationships  with  its  customers.   The  Company  expects  its
customers to include:

1.     General contractors;

2.     Construction control companies;

3.     Independent sales representatives;

4.     Real-estate and leasing representatives

5.     Developers;

6.     Architects;

7. Owners, managers, or lessees of retail establishments, office buildings, apartments, condominiums, theaters, and restaurants;

8.     Hotels and casinos;

9.     Manufacturing and processing facilities; and

10.    Government entities.

11.    Small to medium-size companies moving into new offices,

(7)    Regulation

The Company is subject to a variety of state and local governmental licensing requirements relating to construction activities. As such, members of the board of directors have obtained their general contractors license (B1) and are in the process of obtaining their carpentry, maintenance, and minor repairs license (C-3). Prior to commencing work on a construction project, builders and contractors are required to obtain building permits and, in some jurisdictions, state and local authorities require builders and contractors to obtain demonstrating knowledge of construction, building, fire and safety codes. In order to complete a project and obtain a certificate of occupancy, builders and contractors are required to obtain the approval of local authorities confirming compliance with these requirements.

(8)    Effect of existing or probable government regulations

Regulations governing the construction industry have a significant impact on the Company's operations. The Company already has a variety of state and local licenses required to perform the majority of its tasks. However, there is no guarantee that a federal or state agency will not propose legislation adversely affecting the Company's business or that the licenses the Company believes it has appropriately secured for its business activities are in fact the appropriate ones. The Company's inability to secure any and all appropriate and necessary licenses could have a materially adverse regulatory and financial effect on the Company.

(9)    Employees

The Company presently has two (2) full-time and one (1) part-time
employees.   The  Company also utilizes a variety of  independent
licenses   contractors,  licensed  sub-contractors,   and   other
licensed professionals.

The Company's employees are not represented by a collective bargaining agreement. The Company has an employment agreement with one of its full-time employees, Glenn Cole, II. The Company believes that its relations with its employees are good. While the Company does not have a stock option or employee benefit plan, it intends to develop such programs once the stability of revenues and cash flow allow it to maintain such a program.

Item 2.      Description of Property

The Company's headquarters are located at 7564 Ortega Spring Avenue, Las Vegas, Nevada 89128. The office space is provided by the officers and directors at no cost indefinitely on an as needed basis. This space consists of approximately 250 square feet and contains a desk, a computer, and a telephone. The Company uses this space primarily to make or receive phone calls and manage operations.

The Company believes that the space it currently uses is sufficient to meet its operating requirements. However, should such a need arise, the Company believes it can secure additional office and storage space at reasonable prices. Currently, there are no proposed programs for the renovation, improvement, or development of the property used by the Company.

Item 3.      Legal Proceedings

Currently, the Company is not involved in any legal proceedings nor does it have any knowledge of any threatened litigation.

Item 4.      Submission of Matters to a Vote of Security
             Holders.

None.

                             Part II

Item 5.      Market for Common Equity and Related Stockholder
             Matters

A.     Holders

As  of the date of this Report, the Company has approximately  57 shareholders of record.

B.     Reports to Shareholders

The  Company  intends  to  furnish its shareholders  with  annual
reports   containing  audited  financial  statements  and   other
periodic reports as it may determine to be appropriate or as may be required by law.

C.     Transfer Agent and Registrar

The Transfer Agent for the Company's common voting stock is Shelley Godfrey, Pacific Stock Transfer Company, 5844 S. Pecos,
Suite D, Las Vegas, Nevada 89120, (702)-361-3033.

D.     Penny-Stock Limitations

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with trades in any stock defined as a "penny stock." The Securities and Exchange Commission (the "Commission") has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has:
(i) net tangible assets of at least $2,000,000 if such issuers has been in continuous operation for more than three years, (ii) net tangible assets of at least $5,000,000 if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 if such issuer has been in continuous operation for less than three years.

Unless exempt, for any transaction in a penny stock, the new rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure also has to be made about commissions payable to both the broker/dealer and the registered representative and current quotations of the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Non-Nasdaq stocks would not be covered by the definition of penny stock for
(i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years);
(ii) transaction in which the customer is an institutional accredited investor; and (iii) transactions that are not recommended by the broker/dealer.

Because the Company's common stock will likely fall inside the scope of the definition of a penny stock, the market liquidity for the Company's securities could be severely affected. As a result, the regulations on penny stocks could limit the ability of broker/dealers to trade the Company's securities and thus the ability of purchasers to sell the Company's securities in the secondary market.

Item 6.      Management's Discussion and Analysis

A.     Management's Discussion and Analysis

This   section  should  be  read  in  conjunction  with  audited
financial statements included as part of this Report.

Joshua Tree was organized on July 23, 1999 under the name Joshua
Tree  Finishers,  Inc.  and changed  its  name  to  Joshua  Tree
Construction on July 21, 2000.  To date, the Company has:

1.     organized operations,

2.     capitalized itself through equity offerings,

3. recruited and retained a management team and board of directors,

4. developed a business plan and commenced initial operations

5.     acquired a variety of tools to use as needed, and

6.     applied for a general contractor's license.

In the initial approximately 17-month operating period ended December 31, 2000, the Company generated $35,469 in revenues. The Company's cumulative net losses from July 23, 1999 (inception) to December 31, 2000 were approximately $30,592. The losses resulted from high start-up costs.

In the year ended December 31, 2000, the Company generated $33,869 in revenues compared to $1,600 in the year ended December 31, 1999. Virtually all of the revenues in 2000 resulted from a single customer/project. The costs of goods sold in 2000 were $29,412 as compared to $420 in 1999. The 2,017% increase in revenues and the 6,903% increase in costs is attributable the commencement of operations and the completion of a tenant improvement project. Gross profits in 2000 were $4,457 compared to $1,180 in 1999 - a 278% increase.

The Company's general administrative expenses were $34,222 in 2000 and $2,007 in 1999 - a 1,605% increase. The increase is attributable to the commencement of payments of salaries and the accrual of depreciation expenses.

The Company's net loss was $29,765 in 2000 compared to $827 in 1999. The Company's losses are attributable to the start-up nature of its business characterized by a high overhead relative to a limited revenue base. The Company's loss per share was $0.01 in 2000 compared to $0.00 in 1999.

The Company's liquidity improved in 2000. The Company started the year with $1,173 in cash and no liabilities. At the end of 2000, the Company's current assets were $15,312, of which $15,099 was cash. The primary source of liquidity in 2000 was issuance of capital stock for cash. However, the Company's revenues were a significant contributing factor. The Company's current liabilities at the end of 2000 were $7,096.

During 2000, the Company's net use of cash in operations was $12,958.

During  2000, the Company acquired equipment with net book  value
of  $16,257.   The  equipment  includes  construction  equipment,
office equipment, and a vehicle with total value of $19,381. The accumulated depreciation for 2000 was $3,124.

At the end of 2000, the Company had total assets of $31,569 and net tangible book value of $24,473.

On March 6, 2001, the Company received contingent approval for a State of Nevada contractor's license classification B-2 for residential and small commercial projects. It is management's plan to complete the items requested by the State of Nevada Contractor's Board and be approved by April 30, 2001.

On March 20, 2001, the Company received short-term financing from an individual in the amount of $50,000. During the six-month term of the note the annualized percentage rate is 15%. The Company will pay interest payments on a monthly basis and at the end of the term the final interest payment and the principal is due. In addition, the individual shall receive 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note.

The Company designates the following as its priorities for the next six (6) to twelve (12) months:

1. securing contracts for finishing and general contractor services;

2. expanding the inventory of tools that may be required to provide additional services; and

3.     developing an advertising and marketing campaign.

Sales growth in the next six (6) to twelve (12) months is important for the Company's plan of operations. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support its operations in the next twelve (12) to eighteen (18) months, it may require further funding in the form of equity financing via issuance of restricted common stock.

The Company already has an inventory of tools that it deems sufficient for the next six (6) to twelve (12) months. Thus, the Company does not anticipate a need for funding for new tools during this period.

The Company plans to market its services to local construction companies and contractors that manufacture or remodel homes, apartments, office buildings, and retail stores. Other target groups for the Company's marketing efforts include builder architects, developers, real estate and licensing agents, construction specialists, and mortgage lenders.

To date, Joshua Tree has commenced a tenant improvement project and engaged in competitive bidding on approximately 2-3 other projects. The Company is currently using a Class B2 General Contractor's License (General Building - Residential and Small Commercial) of one of its directors (License #36579). However, Joshua Tree is awaiting assignment of its own General Contractor's License number.

The Company may experience significant fluctuations in operating results in future periods due to a variety of factors, including the following risks that are discussed at more length elsewhere in this Form 10-SB:

1. The Company has a limited operating history, on which to base estimates of future results.

2. The Company may need to obtain additional financing in order to carry out its business plan.

3.     The Company's market has low barriers to entry.

4.     The Company's competitors have established operations.

5.     The Company may experience difficulty in managing growth.

Item 7.      Financial Statements

The following documents are filed as part of this report:

*      Report of Leland L. Williams, CPA

*       Balance  Sheet as of December 31, 2000 and  December  31, 1999

* Statement of Operations for the years ended December 31, 2000 and December 31, 1999

*       Statement  of  Stockholder's Equity for the  years  ended
        December 31, 2000 and December 31, 1999

* Statement of Cash Flows for the years ended December 31, 2000 and December 31, 1999

*       Notes to Financial Statements

4535 W. Sahara Blvd. #111   Leland L. Williams, CPA   Phone (702) 313-2289
Las Vegas, NV 89102            Serving Clients in       Fax (702) 313-2290
                                  the Western
                           United States since 1982




           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]

                  Audited Financial Statements

                        December 31, 2000
                               and
                        December 31, 1999
           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]

                        Table of Contents

                   December 31, 2000 and 1999

                                                            Page

Independent Auditor's Report                                  1

Consolidated Balance Sheet                                    2

Consolidated Statement of Operations                          3

Consolidated Statement of Changes in Stockholders' Equity     4

Consolidated Statement of Cash Flows                          5

Footnotes                                                     6


4535 W. Sahara Blvd. #111   Leland L. Williams, CPA   Phone (702) 313-2289
Las Vegas, NV 89102            Serving Clients in       Fax (702) 313-2290
                                  the Western
                           United States since 1982


-15-F0-

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Joshua Tree Construction, Inc. & Subsidiary
[Formerly Joshua Tree Finishers, Inc.]
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Joshua Tree Construction, Inc. and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joshua Tree Construction, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of its operations and cash flows for the periods ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 of the consolidated financial statements, the Company has had limited operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in
Note 8. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


/s/ Leland L. Williams, CPA

March 28, 2001

-16-F1-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
                          Balance Sheet

                                        December  December
                                        31, 2000  31, 1999
Assets

Current assets:
Cash                                     $15,099     $1,173
Prepaid expenses                             213          -
Costs and estimated earnings in excess         -          -
of billings
Total current assets                      15,312      1,173

Property, plant and equipment, net        16,257          -

Total Assets                             $31,569     $1,173

Liabilities and Stockholders' Equity

Current liabilities:
Accounts Payable                           1,143          -
Billings in excess of costs and            5,953          -
estimated earnings
Total current liabilities                  7,096          -

Total liabilities                          7,096          -

Stockholders' Equity:
Preferred stock, $0.001 par value,             -          -
5,000,000 shares authorized, no shares
issued or outstanding as of 12/31/00
and 12/31/99
Common stock, $0.001 par value,            3,097      2,000
20,000,000 shares authorized,
3,097,300 and 2,000,000 shares issued
and outstanding as of 12/31/00 and
12/31/99, respectively
Additional paid-in capital                51,968          -
(Deficit)/Retained earnings             (30,592)      (827)
Total stockholders' equity (deficit)      24,473      1,173

Total Liabilities and Stockholders'      $31,569     $1,173
Equity

 The accompanying notes are an integral part of these financial statements.

-17-F2-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
                     Statement of Operations

                       For the years ended
                           December 31,
                         2000        1999

Revenue                  $33,869     $1,600
Cost of goods sold        29,412        420

Gross profit               4,457      1,180

Expenses:
Depreciation expense       3,124          -
General administrative    31,098      2,007
expenses
Total expenses            34,222      2,007


Net income or (loss)   $(29,765)     $(827)

Weighted average       2,954,633   2,000,000
number of common
shares outstanding

Net income (loss) per    $(0.01)    $(0.00)
share

 The accompanying notes are an integral part of these financial statements.

-18-F3-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
          Statement of Changes in Stockholders' Equity

                      Common Stock  Additional Deficit      Total
                                    Paid-in    Accumulated  Stockholders'
                                    Capital    During       Equity
                                               the
                                               Development
                     Shares   Amount           Stage

August 1999
Founders shares   2,000,000   $2,000       $-         $-     $2,000


Net loss
July 23, 1999                                      (827)      (827)
(inception) to
December 31, 1999

Balance, December  2,000,000   2,000        -      (827)      1,173
31, 1999

February 2000
Issued for cash      961,300     961   45,304                46,265
pursuant to 504
offering

February 2000
Issued for services   36,000      36    1,764                 1,800
pursuant to 504
offering

July 2000
Issued for services  100,000     100    4,900                 5,000

Net loss for the                                (29,765)   (29,765)
year ended December
31, 2000

Balance, December  3,097,300  $3,097  $51,968  $(30,592)    $24,473
31, 2000

 The accompanying notes are an integral part of these financial statements.

-19-F4-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
                     Statement of Cash Flows

                                    For the years ended
                                    December    December
                                    31, 2000    31, 1999

Cash flows from operating activities

Net (loss) income                   $(29,765)     $(827)


Adjustments to reconcile net income
to net cash used
by operating activities:
Stock issued for services               6,800          -
Depreciation expense                    3,124          -
Prepaid expenses                        (213)          -
Accounts payable                        1,143          -
Billings in excess of costs and         5,953          -
estimated earnings
Net cash used by operating           (12,958)      (827)
activities

Cash flows from investing
activities
Purchase of fixed assets             (19,381)          -

Net cash used by investing           (19,381)          -
activities

Cash flows from financing
activities
Common stock                           46,265      2,000
Net cash provided by financing         46,265      2,000
activities

Net (decrease) increase in cash        13,926      1,173
Cash - beginning                        1,173          -
Cash - ending                         $15,099     $1,173

Supplemental disclosures:
Interest paid                              $-         $-
Income taxes paid                          $-         $-

Non-cash transactions:
Stock issued for services              $6,800         $-
Number of shares issued for           136,000          -
services

 The accompanying notes are an integral part of these financial statements.

-20-F5-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
                            Footnotes

Note 1 - History and organization of the company

The Company was organized on July 23, 1999 (Date of Inception) under the laws of the State of Nevada, as Joshua Tree Finishers, Inc. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On  July 21, 2000, the Company changed its name from Joshua  Tree
Finishers, Inc. to Joshua Tree Construction, Inc.

On September 12, 2000, the Company organized under the laws of the State of Nevada its only wholly-owned subsidiary whose name is Joshua Tree Finishers, LLC.

The Company is in the process of obtaining a class B general contractor's license in the State of Nevada and will specialize in small general construction projects, tenant improvements, and construction finish work.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method

The Company reports income and expenses on the accrual method.

Principles of Consolidation

The consolidated financial statements include the accounts of the
Company  and its wholly owned subsidiary, Joshua Tree  Finishers,
LLC.   All  significant inter-company accounts  and  transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total direct job costs incurred to date to estimated total direct job costs for each contract. This method is used because management considers expended direct job costs to be the best available measure of progress on contracts.

Contract  costs  include  all direct  material,  labor  and  sub-
contract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts  are  made  in  the period in  which  such  losses  are undetermined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Receivables and payables related to construction contracts are generally expected to be paid in less than one year.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

-21-F6-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
                            Footnotes

Property, plant and equipment

Depreciation  of  property,  plant  and  equipment  is   provided
principally on the straight-line method based upon the following useful lives:

               Construction equipment  5 years
               Computer equipment      5 years
               Vehicle                 5 years


Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Construction-In-Progress

Costs  and estimated earnings in excess of billings  $       -
on uncompleted contracts
Billings  in excess of costs and estimated earnings      5,953
on uncompleted contracts                             =========
                                                     $   5,953


Note 4 - Property, plant and equipment

The Company acquired the following equipment during the period ended December 31, 2000:

       Construction Equipment   $   4,320
       Office Equipment             2,081
       Vehicle                     12,980
                                   19,381
       Less accumulated            (3,124)
       depreciation
       Net property, plant and  $  16,257
       equipment


Depreciation  expense  for the period  ended  December  31,  2000 totaled $3,124.

Note 5 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended December 31, 2000 due to the net loss.

-22-F7-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
                            Footnotes

Note 6 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During August 1999, the Company issued 2,000,000 shares of its $0.001 par value common stock to the founders of the Company for cash in the amount of $2,000. Of the total received, $2,000 represents common stock and there is no additional-paid-in-capital.

During February 2000, the Company closed its offering pursuant to Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 997,300 shares of its $0.001 par value common stock at $0.05 per share to outside investors. Of the total number of shares, 961,300 shares were issued in exchange for cash in the amount of $46,265, net of offering costs in the amount of $1,800. Of the total cash received, $961 is considered common stock and $45,304 is considered additional paid-in capital. The balance of the shares issued in the offering, 36,000 shares, was issued in exchange for services rendered in the amount of $1,800. Of the total, $36 is considered common stock, and $1,764 is considered additional paid-in capital.

During July 2000, the Company entered into a management agreement with Boyd Bulloch, a shareholder and director, whereby the Company issued 100,000 shares of its $0.001 par value common stock valued at $5,000. Of the total, $100 is considered common stock and $4,900 is considered additional paid-in capital. The $5,000 has been appropriately expensed as consulting fees.

There have been no other issuances of common stock or preferred stock.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is the intent of the Company to generate revenues sufficient to operate as a going concern. If additional capital is needed the officers will first seek short-term financing and secondly have committed to make cash advances to the Company to cover its operating costs. The cash advances do not bear any interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 9 - Major customers and risk concentration

In 2000, the Company derived approximately 100% of its revenues from one customer, NevWest Securities Corporation. In addition, the Company generated revenue 100% from tenant improvements in southern Nevada.

-23-F8-

           Joshua Tree Construction, Inc. & Subsidiary
             [Formerly Joshua Tree Finishers, Inc.]
                            Footnotes

Note 10 - Related party transactions

The Company utilizes certain office and operating equipment that is provided by the founders of the Company. The Company is not charged for the use of the equipment and no value has been recorded for the use of the office space and equipment as the value is deemed to be immaterial with respect to these financial statements.

In November 2000, the Company hired one employee that was made  a director  of  the  Company  and he is  a  family  member  of  the
founders.   The  total  amount  of salaries  and  wages  to  this
individual total $9,800 as of December 31, 2000.

Note 11 - Commitments

Pursuant to the management agreement with Boyd Bulloch disclosed in Note 6, the Company has a commitment to pay two and one-half percent (2-1/2%) of its gross revenues to Mr. Bulloch for management and advisory services. As of December 31, 2000, the Company has accrued $800 pursuant to the agreement.

Note 12 - Subsequent events

On January 29, 2001, the Company signed an agreement with Corporate Regulatory Services, LLC that is controlled and majority owned by an individual who is also shareholder in Joshua Tree Construction, Inc. for a tenant improvement project with a bid amount of $123,828 with an estimated completion date of March 31, 2001.

On March 6, 2001, the Company received contingent approval for a State of Nevada contractor's license classification B-2 for residential and small commercial projects. It is management's plan to complete the items requested by the State of Nevada Contractor's Board and be approved by April 30, 2001.

On March 20, 2001, the Company received short-term financing from an individual in the amount of $50,000. During the six-month term of the note the annualized percentage rate is 15%. The Company will pay interest payments on a monthly basis and at the end of the term the final interest payment and the principal is due. In addition, the individual shall receive 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note.

-24-F9-END OF PART F/S-


Item 8.      Changes in and Disagreements with Accountants

The Company has had no disagreements with its independent accountants.

-25-
                            Part III



Item 9.Directors, Executive Officers, Promoters and Control
Persons

A.      Directors,  Executive  Officers,  Promoters  and  Control
Persons

The following table sets forth certain information with respect to each of the Company's executive officers or directors:

     Name        Age          Position         Holding Position
                                                    Since

David M.         30     President, CEO, and     July 26, 1999
Rooker                        Director

Amy L. Rooker    26    Secretary, Treasurer,    July 26, 1999
                            and Director

Boyd Bulloch     66           Director          July 10, 2000

Garyn L.         35           Director           June 1, 2000
McAnally

Glenn Cole II    29           Director           June 1, 2000

Glenn Cole       49           Director           June 1, 2000

B.     Work Experience

David M. Rooker, President and Director - Mr. Rooker has 14 years of experience in the construction industry, specializing in finishing work. Specific areas of expertise include laminate, corian, and ceramic tile countertops. In addition, Mr. Rooker is skilled in floor and wall tile work, such as Masonite- and fiberglass-reinforced panel wallboard and shower enclosures. Recently, he was part of other contractor's multiple finishing and remodeling projects on tract housing, multi-family units, and retail stores. The largest of these projects involved approximately 1,400 rooms in the MGM Grand Hotel and Casino and six cafeteria counter-tops in an Intel Computer Building.

Amy L. Rooker, Secretary, Treasurer, and Director - Mrs. Rooker brings to Joshua Tree Construction, Inc. seven years of financial management experience in the construction industry. She has specific expertise overseeing contracts, keeping financial records, scheduling and tracking construction projects, assisting in breaking down the cost of a project, pricing the prospective construction work, and proposing bids on behalf of the contractor. From 1991 and until the formation of Joshua Tree, Mrs. Rooker worked for a sole proprietorship in the same line of business as that of the Company. Mrs. Rooker works for Joshua Tree on a part-time basis only.

Boyd C. Bulloch, Director - Having graduated from Boulder City High School in 1952, Mr. Bulloch is a long time resident of Nevada. Mr. Bulloch attended Brigham Young University where he received a Bachelors of Science degree in Accounting with minors in Banking and Finance. Mr. Bulloch worked for a Nevada branch of State Farm Insurance as an agent from 1958 until 1963. In 1961, Mr. Bulloch was elected to the North Las Vegas City Council and appointed to the Clark County Health Board. Further, Mr. Bulloch was appointed by three governors to the Clark County Ground Water Board where he served as Chairman for twelve years. Finally, Mr. Bulloch served four years as the Director and Treasurer to the Las Vegas Valley Water District Board. Currently, Mr. Bulloch's business interests include 70 acres of property, which he purchased and developed in North Las Vegas. Mr. Bulloch has built four housing subdivisions and two trailer parks. Mr. Bulloch holds a City of North Las Vegas contractors license, State of Nevada Life, Health, Property, Casualty, and Surety License, and State of Nevada "A" and "B" licenses.

Garyn L. McAnally, Director - Mr. McAnally has been involved in the construction industry for over 15 years. He has experience in cabinet making, specifically in construction and design. Mr. McAnally is familiar with various levels of residential and commercial construction and has applied his knowledge in the construction business in areas including plumbing, framing, stucco, electrical, drywall, and interior finish work. Mr. McAnally also has personnel and back office experience including bidding on contracts, managing personnel and payroll, and working with vendors. For the past fifteen years, Mr. McAnally has worked for Capital Cabinet Corporation, where he was originally hired as a Lead Saw Operator in 1985. In 1987, Mr. McAnally was promoted to Shop Foreman with responsibilities ranging from training personnel to overseeing production. In 1990, Mr. McAnally was promoted to the position of Shop Supervisor with responsibilities including supervision of all personnel in every department, organizing and scheduling production and manufacturing, setting up and delivering finished products, and installing counter-tops. For the last two years, Mr. McAnally has worked as the Production Manager for Capital Cabinet Corporation.

Glenn Cole II, Director - Mr. Cole has been involved in the construction industry for over 11 years. After graduating from high school, he was employed by a leading manufacturer of spiral stairs. His responsibilities as an assistant branch manager included layout and design of custom and pre-fabricated spiral stairs, customer service, supervision of employees, basic accounting, and warehouse management. Concurrently, he held the position of lead installer. He was responsible for all custom installations, meetings with homeowners and general contractors, and quality control. After working in those positions for more than five years, he was offered a job with a general contractor. Most recently, Mr. Cole was employed by West Hills Construction, originally hired a Journeyman Carpenter. In that position, Mr. Cole's was responsible for all carpentry work - both rough and finish - in residential and commercial jobs. Mr. Cole quickly expanded his knowledge in other trades including electrical, HVAC, concrete, drywall, stucco, etc. After being promoted to Job Foreman, Mr. Cole's level of responsibility increased on the management side of construction. Mr. Cole oversaw various subcontractors, met with owners and pulled building permits. Finally, as superintendent, Mr. Cole's added responsibilities included estimating jobs, writing change orders, overseeing jobs ranging from $50,000 to $2,500,000 with up to 35 tradesmen.

Glenn Cole, Director - Mr. Cole has been employed in the construction industry during the last nine years. Mr. Cole has worked as a Foreman for West Hills Construction. As such, Mr. Cole has experience with remodeling homes, commercial tenant improvements, and building commercial tilt-ups. Mr. Cole's experience as a foreman has provided him with a background in digging footings, building forms, tying re-bar, pouring concrete, rough framing, electrical, plumbing, drywall, and finish cabinetry. On a daily basis, Mr. Cole works with city inspectors and civil engineers.

C.     Family Relationships

Mr. David Rooker and Mrs. Amy Rooker are married.  Glenn Cole  is
Amy  Rooker's father.  Glenn Cole II is Amy Rooker's brother  and
Glenn Cole's son.

Item 10.       Executive Compensation

A.     Remuneration of Directors and Executive Officers

The Company currently has an employment agreement with only one of its employees, Glenn Cole, II. However, the Company expects to sign employment agreements with each executive officer in the next approximately six (6) months. All executive officers prior to the date of this Report did not draw a formal salary or similar compensation from the Company. Over the next twelve (12) months, however, as revenues and cash flow allow, each executive officer is expected to draw annual compensation in the following approximate amounts:

        Name           Capacities in which   Approximate Annual
                         Remuneration was       Compensation
                             Recorded

David M. Rooker         President and CEO          $24,000

Amy L. Rooker             Secretary and            $10,000
                            Treasurer

Glenn Cole II                Director            $72,800 (1)

Boyd Bulloch                 Director             None (2)

Garyn L. McAnally            Director               None

Glenn Cole                   Director               None

1.     Compensation for Glenn Cole, II is based on an Employment
Agreement attached hereto as Exhibit 10(a).

2. Boyd Bulloch will be receiving compensation in the form of a two and one-half percent (2.5%) override. See Exhibit 10(b) for a copy of Mr. Bulloch's Management Agreement.

The Company does not currently have an employee stock option plan. However, the Company will likely grant shares of common stock and/or options to purchase common stock to its officers and directors either as additional incentive in long-term employment agreements or in lieu of annual salaries.

B.     Compensation of directors

There were no arrangements pursuant to which any director was compensated for the period from July 23, 1999 to December 31, 2000, for services provided as a director. However, Management signed an agreement with Boyd Bulloch on July 10, 2000 providing compensation in the amount of a two and one-half percent override on gross revenue generated from each project undertaken by Joshua Tree Construction, Inc. as well as the issuance of 100,000 shares of restricted common stock in consideration of Mr. Bulloch foregoing a salary for his services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

A.      Security  Ownership of Management and Others and  Certain
        Security Holders

The following table sets forth, as of the date of this Report, certain information regarding the beneficial ownership of the common stock of the Company by (a) each person who is known us to be the beneficial owner of more than five percent (5%) of the common stock, (b) each of the directors and executive officers, and (c) all of the directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

  Name and Address       Position        Shares     Percentage of
                                      Beneficially      Shares
                                          Owned      Outstanding
David M. Rooker       President and     1,000,000       32.29%
7564 Ortega Spring         CEO
Avenue
Las Vegas, Nevada
89128
Amy L. Rooker         Secretary and     1,000,000       32.29%
7564 Ortega Spring      Treasurer
Avenue
Las Vegas, Nevada
89128
Boyd Bulloch             Director        100,000        3.23%
821 East Lone
Mountain Road
North Las Vegas,
Nevada 890301

All executive                           2,100,000       67.80%
officers and
directors as a group
(6 persons)

A.     Persons Sharing Ownership of Control of Shares

No person other than Mr. David M. Rooker and Mrs. Amy L. Rooker owns or shares the power to vote five percent (5%) or more of the Company's securities.

Item 12.       Certain Relationships and Related Transactions

The Company utilizes certain office and operating equipment that is provided by the founders of the Company. The Company is not charged for the use of the equipment and no value has been recorded for the use of the office space and equipment as the value is deemed to be immaterial with respect to these financial statements.

During July 2000, the Company entered into a management agreement with Boyd Bulloch, a shareholder and director, whereby the Company issued 100,000 shares of its $0.001 par value common stock valued at $5,000. Of the total, $100 is considered common stock and $4,900 is considered additional paid-in capital. The $5,000 has been appropriately expensed as consulting fees.

In November 2000, the Company hired one employee that was made  a director  of  the  Company  and he is  a  family  member  of  the
founders.   The  total  amount  of salaries  and  wages  to  this
individual total $9,800 as of December 31, 2000.

On January 29, 2001, the Company signed an agreement with Corporate Regulatory Services, LLC that is controlled and majority owned by an individual who is also shareholder in Joshua Tree Construction, Inc. for a tenant improvement project with a bid amount of $123,828 with an estimated completion date of March 31, 2001.

Item 13.     Exhibits and Reports on Form 8-K

A.     Index to Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

   1.    Underwriting Agreement
         Not Applicable

   2. Plan of Acquisition, reorganization, arrangement, liquidation, or succession
         None

   3.    Articles of Incorporation & By-Laws

         (a)    Articles of Incorporation of the Company filed
              July 23, 1999 - incorporated by reference to Form
              10SB12G filed with the SEC on January 31, 2001.

         (b) By-Laws of the Company adopted July 26, 1999 - incorporated by reference to Form 10SB12G filed with the SEC on January 31, 2001.

         (c) Amended Articles of Incorporation - incorporated by reference to Form 10SB12G filed with the SEC on January 31, 2001.

         (d)    Articles of Organization of Joshua Tree
              Finishers, LLC - incorporated by reference to Form
              10SB12G filed with the SEC on January 31, 2001.

   4.    Instruments Defining the Rights of Holders, Including
         Indentures

         None other than those included in and incorporated by reference to Exhibit 3.

   5.    Opinion on Legality

         Not Applicable

   6.    No exhibit required

   7.    No exhibit required

   8.    Opinion on Tax Matters

         Not Applicable

   9.    Voting Trust Agreement

         None

  10.    Material Contracts

         (a)    Employment Agreement between Joshua Tree
              Construction, Inc. and Glenn Cole, II, dated November 14, 2000 - incorporated by reference to Form 10SB12G filed with the SEC on January 31, 2001.

         (b)    Management and Stock Purchase Agreement between
              Joshua Tree, Inc. and Boyd Bulloch, dated July 29, 2000
              - incorporated by reference to Form 10SB12G filed with the SEC on January 31, 2001.

  11.    Statement on Computation of Per Share Earnings

         None. The computation can be clearly determined from Report.

  12.    No exhibit required

  13.    Annual or Quarterly Reports, Form 10-Q

         None.  Not applicable.

  14.    No exhibit required

  15.    Letter on Unaudited Interim Financial Information

         Not applicable.

  16.    Letter on Change in Certifying Accountant

         Incorporated by reference to Form 8-K filed with the SEC on March 14, 2001.

  17.    Letter on Director Resignation

         Not applicable.

  18.    Letter on Change in Accounting Principles

         None.  Not applicable.

  19.    Reports Furnished to Securityholders

         Not applicable.

  20.    Other Documents or Statements to Security Holders

         None other than those incorporated by reference as Exhibits 3(a)-(d), 10(a)-(b), and 21.

  21.    Subsidiaries of the Small Business Issuer -

         incorporated by reference to Form 10SB12G filed with the SEC on January 31, 2001.

  22.    Published Report Regarding Matters Submitted to Vote

         None.

  23.    Consent of Experts and Counsel

         None.

  24.    Power of Attorney

         None.

  25.    Statement of Eligibility of Trustee

         Not applicable.

  26.    Invitations for Competitive Bids

         Not applicable.

  27.    Financial Data Schedule

         Not required.

B.     Reports on Form 8-K

Form  8-K,  filed with the SEC on March 14, 2001 and incorporated
in   this  Report  by  reference,  reported  a  change   in   the
Registrant's certifying accountant.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Joshua Tree Construction, Inc.
                          (Registrant)

Date:  April 12, 2001

By:    /s/ David M. Rooker
David  M.  Rooker,  Chairman of the Board,  President  and  Chief
Executive Officer

By:    /s/ Amy L. Rooker
Amy L. Rooker, Secretary, Treasurer and Director



-34-END-