Form 10QSB
period 2001-03-31
JOSHUA TREE CONSTRUCTION INC
filed 2001-05-25
CIK 1130481

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32275

                 Joshua Tree Construction, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0432004
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

 7564 Ortega Spring Ave., Las                 89128
           Vegas, NV                        (Zip Code)
(Address of principal executive
           offices)

                         (702) 242-1254
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                             3,097,300



                  JOSHUA TREE CONSTRUCTION, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                         5

Balance Sheet as of March 31, 2001                             6

Statement of Operations for the three months ending March 31,  7
2001 and 2000

Statement of Cash Flows for the three months ending March 31,  8
2001 and 2000

Notes to Financial Statements                                  9

Item 2. Management's Discussion and Plan of Operation          11

PART II - OTHER INFORMATION

Item 6. Exhibits                                               13

SIGNATURES                                                     14



4535 W. Sahara Blvd. #111   Leland L. Williams, CPA   Phone (702) 313-2289
Las Vegas, NV 89102            Serving Clients in     Fax (702) 313-2290
                                  the Western
                           United States since 1982




            Joshua Tree Construction, Inc. & Subsidiary

            Consolidated Reviewed Financial Statements

                          March 31, 2001





            Joshua Tree Construction, Inc. & Subsidiary

                         Table of Contents

                          March 31, 2001

                                                            Page
Independent Auditor's Review Report                            1

Consolidated Balance Sheet                                     2

Consolidated Statement of Operations                           3

Consolidated Statement of Cash Flows                           4

Footnotes                                                      5








4535 W. Sahara Blvd. #111   Leland L. Williams, CPA   Phone (702) 313-2289
Las Vegas, NV 89102            Serving Clients in     Fax (702) 313-2290
                                  the Western
                           United States since 1982

              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Joshua Tree Construction, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Joshua Tree Construction, Inc. (a Nevada corporation) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000, and statements of cash flows for the three-
month  period  ending  March 31, 2001 and  2000.   These  financial
statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Joshua Tree Construction, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 28, 2001, I expressed an unqualified opinion on those financial statements.

May 22, 2001

/s/Leland L. Williams CPA


                  PART I - FINANCIAL INFORMATION
              Item 1.  Unaudited Financial Statements

            Joshua Tree Construction, Inc. & Subsidiary
                           Balance Sheet

                                     (unaudited)  December
                                       March 31,  31, 2000
                                       2001
Assets

Current assets:
Cash & cash equivalents                  52,678      15,099
Accounts receivable                      89,046           -
Prepaid expenses                          1,274         213
Employee Advances                           500           -
Costs and estimated earnings in               -           -
excess of billings
Total Current Assets                    143,498      15,312

Property, plant and equipment            18,745      16,257

                                        162,243      31,569

Liabilities and Stockholders'
Equity

Current liabilities:
Accounts payable                         73,461       1,143
Notes payable                            50,000           -
Billings in excess of costs and               -       5,953
estimated earnings
Total current liabilities               123,461       7,096

Total liabilities                       123,461       7,096

Stockholders' Equity:
Preferred stock, $0.001 par value,            -           -
5,000,000
shares authorized, zero shares
issued and
outstanding
Common stock, $0.001 par value,           3,097       3,097
20,000,000 shares
authorized, 3,097,300 shares issued
and
outstanding
Additional paid-in capital               51,968      51,968
Deficit accumulated during             (16,283)    (30,592)
development stage
                                         38,782      24,473

                                        162,243      31,569



  The accompanying notes are an integral part of these financial statements.



                  Joshua Tree Construction, Inc.
                            (unaudited)
                      Statement of Operations

                              Three Months Ending
                                    March 31,
                              2001           2000

Revenue                       173,748              -
Cost of goods sold            146,208              -

Gross profit                   27,540              -

Expenses:
Depreciation expense            1,116            312
General administrative         12,148          7,734
expenses
Total expenses                 13,264          8,046

Other income:
Interest income                    32              -
Total other income                 32              -

Net income or (loss)           14,308        (8,046)


Weighted average            3,097,300      2,657,560
number of
common shares
outstanding

Net loss per share               0.00         (0.00)



  The accompanying notes are an integral part of these financial statements.



                  Joshua Tree Construction, Inc.
                            (unaudited)
                      Statements of Cash Flows


                                    For the periods ended
                                     March 31,   March 31,
                                     2001        2000

Cash flows from operating activities
Net (loss) income                       14,308    (8,046)


Adjustments to reconcile net income
to net cash (used)
by operating activities:

Stock issued for services                    -          -

Depreciation expense                     1,116        312

Prepaid expenses                       (1,062)    (1,275)

Accounts payable                        72,319          -

Billings in excess of costs and        (5,952)          -
estimated earnings

Accounts receivable                   (89,046)          -

Employee advances                        (500)          -

Net cash (used) by operating           (8,817)    (9,009)
activities

Cash flows from investing
activities

Purchase of fixed assets               (3,605)   (17,107)

Net cash used by investing             (3,605)   (17,107)
activities

Cash flows from financing
activities

Common stock                                 -     48,065

Note payable                            50,000          -

Net cash provided by financing          50,000     48,065
activities

Net (decrease) increase in cash         37,578     21,949

Cash - beginning                        15,100      1,173

Cash - ending                           52,678     23,123

Supplemental disclosure:

Interest paid                                -          -

Income taxes paid                            -          -

Non-cash investing and financing
activities

Stock issued for services                    -          -

Number of shares issued for                  -          -
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

On March 29, 2001, the Company received approval for a class B general contractor's license in the State of Nevada and will specialize in small general construction projects, tenant improvements, and construction finish work.

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

Cash and cash equivalents
  The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $49,892 as of March 31, 2001.

            Joshua Tree Construction, Inc. & Subsidiary
              [Formerly Joshua Tree Finishers, Inc.]
                             Footnotes

Property, plant and equipment
  Depreciation  of  property,  plant  and  equipment  is   provided
  principally on the straight-line method based upon the following useful lives:

         Construction        5 years
         equipment

         Computer            5 years
         equipment

         Office              5 years
         furniture /
         fixtures

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

Loss per share
  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
  The  Company has not yet adopted any policy regarding payment  of
  dividends.   No  dividends  have  been  paid  or  declared  since
  inception.

Year end
  The Company has adopted December 31 as its fiscal year end.

Note 3 - Construction-In-Progress

Costs and estimated earnings in excess of billings on uncompleted
contracts              $         -
Billings in excess of costs and estimated earnings on uncompleted
contracts                         -

$         -

As of March 31, 2001, the Company had no jobs in progress.

Note 4 - Property, plant and equipment

The Company acquired the following equipment during the period ended March 31, 2001:

     Construction equipment           1,637
     Computer equipment               1,968

                                      3,065

Depreciation expense for the period ended March 31, 2001 totaled
$1,116.

Note 5 - Note payable

On March 20, 2001, the Company received short-term financing from an individual in the amount of $50,000. During the six-month term of the note the annualized percentage rate is 15%. The Company will pay interest payments on a monthly basis and at the end of the term the final interest payment and the principal is due. In addition, the individual shall receive 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note. As of March 31, 2001, no interest has been paid.



            Joshua Tree Construction, Inc. & Subsidiary
              [Formerly Joshua Tree Finishers, Inc.]
                             Footnotes

Note 6 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001 due to the net loss.

Note 7 - Stockholder's equity

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

Note 8 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Going concern

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




            Joshua Tree Construction, Inc. & Subsidiary
              [Formerly Joshua Tree Finishers, Inc.]
                             Footnotes

Note 10 - Major customers and risk concentration

As of March 31, 2001, the Company derived approximately 100% of its revenues from two customers, NevWest Securities Corporation and Corporate Regulatory Services, LLC. In addition, the Company generated revenue 100% from tenant improvements in southern Nevada.

Note 11 - Related party transactions

The Company utilizes certain office and operating equipment that is provided by the founders of the Company. The Company is not charged for the use of the equipment and no value has been recorded for the use of the office space and equipment as the value is deemed to be immaterial with respect to these financial statements.

In November 2000, the Company hired one employee that was made a director of the Company and he is a family member of the founders. The total amount of salaries and wages paid to this individual total $18,200 as of March 31, 2001.

Note 12 - Commitments

Pursuant to the management agreement with Boyd Bulloch disclosed in
Note  6,  the  Company  has a commitment to pay  two  and  one-half percent (2-1/2%) of its gross revenues to Mr. Bulloch for management and advisory services. During the period ended March 31, 2001, the Company has paid $1,234 pursuant to the agreement.





Item 2.  Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, JTC's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     Joshua Tree Construction operates in the building construction and building contractor industry. The Company provides professional and cost-effective finishing and build-out work for general contractors, as well as commercial and residential property owners. The Company offers a variety of finish work and build-out contracting services including installation and design, for both new and renovation projects in the commercial, industrial and residential markets in Southern Nevada.

     The Company offers the following services:

  1.   Inside build-outs and finish work in commercial buildings;

  2.   Residential room additions, build-outs, and finish work;

  3.   Patios and patio covers construction;

  4. Build-outs and finish work for apartment and multi-dwelling residential properties; and

  5.   Fiberglass reinforced paneling.

Results of Operations for the Three Months Ended March 31, 2001

     Revenues

     The Company generated $173,748 in revenues for the three month period ended March 31, 2001, compared to no revenues generated in the same period last year. All of the revenues resulted from two customers/projects. The costs of goods sold in the first quarter of 2001 were $146,208. The Company's revenues were attributable to the commencement of operations and the completion of the two tenant improvement projects. Gross profits in 2001 were $27,540 compared with zero in the year ago period.

     Expenses

     The Company incurred expenses for the three months ending March 31, 2001 of $13,264. In the three months ended March 31, 2000, the Company had total expenses of $8,046. Comparatively, the Company's expenses rose 65% over the prior year due to increases in depreciation and general and administrative expenses.

     Net Loss

     The Company's net income was $14,308 in the first three months of 2001, compared to a net loss of $8,046 the period ended March 31, 2000. The realization of positive income was due to the Company's ability to being generating revenues from sales.

     Liquidity

     The Company began the year with $15,099 in cash, and for the three months ended March 31, 2001, had $52,678 in cash. The primary source of cash was the issuance of a note payable in the amount of $50,000 discussed below. The Company has total current assets of $143,498, as compared to $15,312 for the year ago period. This is due in part to the increase in cash, as well as to the increase of accounts receivable from $0 as of March 31, 2000 to $89,046 for the three months ended March 31, 2001.

     The Company has total liabilities of $123,461 as of March 31, 2001. This represents an increase of 1,640% over the year ago period, when the Company had liabilities of $7,096. The Company recorded an increase in accounts payable from $1,143 in the first quarter of 2000 to $73,461 in the three months ended March 31, 2001.

     Another significant contributor to this increase in liabilities is due to the Company's receipt of short-term financing from an individual in the amount of $50,000. The terms of the note are as follows:

  1.   Six-month maturity,

  2.   15% annualized percentage rate,

  3.   Interest payments are due on a monthly basis and

  4. At the end of the term, the final interest payment and the principal are due.

In addition, the individual shall receive 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note.

Discussion of Operations

     Joshua Tree Construction is currently marketing its services to local construction companies and contractors that manufacture or remodel homes, apartments, office buildings and retail stores. Other target groups for the Company's marketing efforts include builder architects, developers, real estate and licensing agents, construction specialists and mortgage lenders.

     The Company has completed two tenant improvement projects and has engaged in competitive bidding on approximately 2-3 other projects. The Company is currently using a Class B2 General Contractor's License (General Building - Residential and Small Commercial) of one of its directors (License #36579). On March 6,
2001, the Company received contingent approval for a State of Nevada contractor's license classification B-2 for residential and small commercial projects. It is management's plan to complete the items requested by the State of Nevada Contractor's Board and to receive a full license.

     In addition, the Company has established a wholly-owned subsidiary, Joshua Tree Finishers, LLC, which management intends to equip with a class C-3 contractors license. Management intends to apply for and receive the C-3 license, which will enable Joshua Tree Finishers, LLC to perform maintenance, carpentry, countertop and cabinet work for build-out and finish work construction projects.




                    PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation of the Company filed
             July 23, 1999. Incorporated by reference to the exhibits to the Company's General Form For
             Registration Of Securities Of Small Business Issuers on Form 10SB12G, previously filed with the Commission.

             (b) By-Laws of the Company adopted July 26, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10SB12G, previously filed with the Commission.

             (c) Amended Articles of Incorporation. Incorporated by reference to the exhibits to the Company's
             General Form For Registration Of Securities Of Small
             Business Issuers on Form 10SB12G, previously filed with the Commission.

             (d) Articles of Organization of Joshua Tree
             Finishers, LLC. Incorporated by reference to the exhibits to the Company's General Form For
             Registration Of Securities Of Small Business Issuers on Form 10SB12G, previously filed with the Commission.

  10    Material Contracts

             (a) Employment Agreement between Joshua Tree
             Construction, Inc. and Glenn Cole, II. Incorporated by reference to the exhibits to the Company's
             General Form For Registration Of Securities Of Small
             Business Issuers on Form 10SB12G, previously filed with the Commission.

             (b) Management and Stock Purchase Agreement between Joshua Tree Construction, Inc. and Boyd Bulloch. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10SB12G, previously filed with the Commission.

  16    Letter on Change in Certifying Accountant

             Incorporated by reference to Form 8-K filed with the Commission on March 14, 2001.

  21    Subsidiaries of the Small Business Issuer

             Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10SB12G, previously filed with the Commission.

  23    Consent of Experts and Counsel

             Consents of independent public accountants

  27    Financial Data Schedule

             Financial Data Schedule of Joshua Tree Construction,
             Inc. ending March 31, 2001

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Joshua Tree Construction, Inc.
-------------------------------------------------------------------
                          (Registrant)



Date:     May 23, 2001



By:  /s/ David M. Rooker

David M. Rooker, Chairman of the Board, President and Chief
Executive Officer



By:  /s/ Amy L. Rooker

Amy L. Rooker, Secretary, Treasurer and Director