Form 10QSB
period 2001-06-30
JOSHUA TREE CONSTRUCTION INC
filed 2001-08-21
CIK 1130481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32275

Joshua Tree Construction, Inc.
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada
------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

88-0432004
------------------------------------------------------------------
(I.R.S. Employer Identification No.)

7564 Ortega Spring Ave., Las Vegas, NV      89128
------------------------------------------------------------------
(Address of principal executive offices)(Zip Code)

(702) 242-1254
------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Joshua Tree Construction, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Joshua Tree Construction, Inc. (a Nevada corporation) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000, and statements of cash flows
for  the  six-month period ending June 30, 2001 and 2000.   These
financial statements are the responsibility of the Company's management.

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

/s/Leland Williams
August 22, 2001

                 Joshua Tree Construction, Inc. & Subsidiary
                                 Balance Sheet
                                   (unaudited)

                                                        June 30,   December 31,
                                                            2001          2000

Assets

Current assets:
Cash & cash equivalents                                  $36,921       $15,099
Accounts receivable                                            -             -
Prepaid expenses                                             927           213
Employee advances                                            500             -
Costs and estimated earnings in excess of billings             -             -
Total current assets                                      38,348        15,312

Property, plant and equipment, net                        17,595        16,257

Total Assets                                             $55,943       $31,569

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                             618         1,143
Note payable                                              50,000             -
Billings in excess of costs and estimated earnings             -         5,953
Total current liabilities                                 50,618         7,096

Long-term liabilities                                          -             -

Total liabilities                                         50,618         7,096

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued
or outstanding as of 6/30/01 and 12/31/00                      -             -
Common stock, $0.001 par value, 20,000,000
shares authorized, 3,122,300 and 3,097,300 shares issued
and outstanding as of 6/30/01 and 12/31/00, respectively   3,122         3,097
Additional paid-in capital                                53,193        51,968
(Deficit)/Retained earnings                              (50,990)      (30,592)
Total stockholders' equity (deficit)                       5,325        24,473

Total Liabilities and Stockholders' Equity               $55,943       $31,569

                Joshua Tree Construction, Inc. & Subsidiary
                                  (unaudited)
                            Statement of Operations

                                    For the Three Month     For the Six Month
                                       Period Ended            Period Ended
                                         June 30,                June 30,
                                      2001      2000         2001        2000

Revenue                                 $-        $-     $173,748          $-
Cost of goods sold                     642         -      146,850           -

Gross profit                          (642)        -       26,898           -

Expenses:
Depreciation expense                 1,149       937        2,266       1,250
General admin expenses              33,409     6,463       45,557      14,196
Total expenses                      34,558     7,400       47,823      15,446

Other income:
Interest income                       494          -          526           -
Total other income                    494          -          526           -

Net income or (loss)             $(34,706)   $(7,400)    $(20,399)   $(15,446)

Weighted average
number of common
shares outstanding              3,116,805  2,997,300    3,107,107   2,827,430

Net income (loss) per share        $(0.01)    $(0.00)      $(0.01)     $(0.01)

                   Joshua Tree Construction, Inc. & Subsidiary
                                    (unaudited)
                               Statement of Cash Flows


                                                            For the Six Month
                                                              Period Ended
                                                                June 30,
                                                          2001            2000

Cash flows from operating activities

Net (loss) income                                     $(20,399)       $(15,446)


Adjustments to reconcile net income to net cash (used) by operating activities:

Stock issued as an enticement for a note payable         1,250               -
Depreciation expense                                     2,266           1,250
Prepaid expenses                                          (714)         (1,275)
Accounts payable                                          (525)              -
Billings in excess of costs and estimated earnings      (5,952)              -
Accounts receivable                                          -               -
Employee advances                                         (500)              -
Net cash (used) by operating activities                (24,574)        (15,471)

Cash flows from investing activities

Purchase of fixed assets                                (3,605)        (18,589)
Net cash used by investing activities                   (3,605)        (18,589)

Cash flows from financing activities

Common stock                                                 -          48,065
Note payable                                            50,000               -
Net cash provided by financing activities               50,000          48,065

Net (decrease) increase in cash                         21,821          14,005
Cash - beginning                                        15,100           1,173
Cash - ending                                          $36,921         $15,178

Supplemental disclosures:

Interest paid                                           $1,875              $-
Income taxes paid                                           $-              $-

Non-cash transactions:

Stock issued as an enticement for a note payable        $1,250              $-
Number of shares issued as an enticement                25,000               -

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

 Contract costs include all direct material, labor and sub-contract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are undetermined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Cash and cash equivalents

 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $36,803 as of June 30, 2001.

Property, plant and equipment

 Depreciation   of   property,  plant  and  equipment   is   provided
 principally on the straight-line method based upon the following useful lives:

           Construction equipment        5 years
           Computer equipment            5 years
           Office furniture / fixtures   5 years
           Vehicle                       5 years

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

Loss per share

 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of June 30, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

 The  Company  has  not yet adopted any policy regarding  payment  of
 dividends.    No   dividends  have  been  paid  or  declared   since
 inception.

Year end

 The Company has adopted December 31 as its fiscal year end.

Note 3 - Construction-In-Progress

Costs  and  estimated earnings
in excess of billings  on  uncompleted
contracts                                          $         -
Billings  in  excess of costs and estimated
earnings  on  uncompleted contracts                          -

                                                   $         -

As of June 30, 2001, the Company had no jobs in progress.

Note 4 - Property, plant and equipment

The Company acquired the following equipment during the six month period ended June 30, 2001:

     Construction Equipment         $   1,637
     Computer Equipment                 1,968
                                        3,605

Depreciation  expense for the six month period ended  June  30,  2001 totaled $2,266.

Note 5 - Note payable

On March 20, 2001, the Company received short-term financing from an individual in the amount of $50,000. During the six-month term of the note the annualized percentage rate is 15%. The Company will pay interest payments on a monthly basis and at the end of the term the final interest payment and the principal is due. In addition, the individual shall receive 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note. As of June 30, 2001, interest has been paid in the amount of $1,875.

Note 6 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended June 30, 2001 due to the net loss.

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

On April 20, 2001, the Company issued 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note.

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

Note 10 - Major customers and risk concentration

As of June 30, 2001, the Company derived approximately 100% of its revenues from two customers, NevWest Securities Corporation and Corporate Regulatory Services, LLC. In addition, the Company generated revenue 100% from tenant improvements in southern Nevada.

Note 11 - Related party transactions

The Company utilizes certain office and operating equipment that is provided by the founders of the Company. The Company is not charged for the use of the equipment and no value has been recorded for the use of the office space and equipment as the value is deemed to be immaterial with respect to these financial statements.

In November 2000, the Company hired one employee that was made a director of the Company and he is a family member of the founders. The total amount of salaries and wages paid to this individual total $36,400 during the six month period ended June 30, 2001.

Note 12 - Commitments

Pursuant  to the management agreement with Boyd Bulloch disclosed  in
Note 6, the Company has a commitment to pay two and one-half percent (2-1/2%) of its gross revenues to Mr. Bulloch for management and advisory services. During the six-month period ended June 30, 2001, the Company has paid $1,234 pursuant to the agreement.

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

  3.   Patios and patio covers construction; and

  4. Build-outs and finish work for apartment and multi-dwelling residential properties.

Results of Operations for the Three Months Ended June 30, 2001

     Revenues

The Company generated no revenues for the three month period  ended
June  30, 2001   Gross profits in 2001 were $26,898  compared  with
zero in the year ago period.

     Expenses

The Company incurred expenses for the three months ending June 30, 2001 of $34,558. In the three months ended June 30, 2000, the Company had total expenses of $7,400. Comparatively, the Company's expenses rose 69% over the prior year due to increases in depreciation and general and administrative expenses.

     Net Loss

The Company's net loss was $34,706 for the period ending June 30, 2001, compared to a net loss of $7,400 the period ended June 30, 2000.

     Liquidity

The Company began the year with $15,099 in cash, and for the six months ended June 30, 2001, had $36,921 in cash. The primary source of cash was the issuance of a note payable in the amount of $50,000 discussed below. The Company has total current assets of $55,943, as compared to $15,312 for the year ago period.

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

The Company has completed two tenant improvement projects and has engaged in competitive bidding on a variety of other projects. The Company obtained it's B-2 General Contractor's license on March 29, 2001 (License number 51757), which will allow the company to bid on a much larger variety of projects.

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



Date:     August 20, 2001



By:  /s/ David M. Rooker

David M. Rooker, Chairman of the Board, President and Chief
Executive Officer

By:  /s/ Amy L. Rooker

Amy L. Rooker, Secretary, Treasurer and Director