Form 10QSB
period 2001-09-30
JOSHUA TREE CONSTRUCTION INC
filed 2001-11-19
CIK 1130481

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32275

                 Joshua Tree Construction, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0432004
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

5450 W. Sahara, 2nd Floor, Las                89146
           Vegas, NV                        (Zip Code)
(Address of principal executive
           offices)

                         (702) 948-8800
      (Registrant's telephone number, including area code)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             3,122,300

                  JOSHUA TREE CONSTRUCTION, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report                          5
Consolidated Balance Sheet                                      6
Consolidated Statement of Operations                            7
Consolidated Statement of Cash Flows                            8
Footnotes                                                       9
Item 2. Management's Discussion and Plan of Operation           13
PART II - OTHER INFORMATION
Item 6. Exhibits                                                15
SIGNATURES                                                      16

4535 W. Sahara Blvd.  Leland L. Williams,    Phone (702) 313-2289
#111                          CPA              Fax (702) 313-2290
Las Vegas, NV 89102    Serving Clients in
                          the Western
                      United States since
                              1982


            Joshua Tree Construction, Inc. & Subsidiary

            Consolidated Reviewed Financial Statements

                        September 30, 2001

            Joshua Tree Construction, Inc. & Subsidiary

                         Table of Contents

                        September 30, 2001

                                                              Pag
                                                               e
Independent Accountant's Review Report                         1

Consolidated Balance Sheet                                     2

Consolidated Statement of Operations                           3

Consolidated Statement of Cash Flows                           4

Footnotes                                                      5

4535 W. Sahara Blvd.  Leland L. Williams,    Phone (702) 313-2289
#111                          CPA              Fax (702) 313-2290
Las Vegas, NV 89102    Serving Clients in
                          the Western
                      United States since
                              1982


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Joshua Tree Construction, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Joshua Tree Construction, Inc. (a Nevada corporation) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



November 16, 2001
/s/Leland L. Williams CPA

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

            Joshua Tree Construction, Inc. & Subsidiary
                           Balance Sheet

                                    (unaudited)
                                      September   December
                                       30, 2001   31, 2000

Assets

Current assets:
Cash & cash equivalents                 $35,494    $15,099
Prepaid expenses                            579        213
Employee advances                           500          -
Costs and estimated earnings in               -          -
excess of billings
Total current assets                     36,573     15,312

Property, plant and equipment, net        7,576     16,257

Total Assets                            $44,149    $31,569

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                              -      1,143
Note payable                             50,000          -
Billings in excess of costs and               -      5,953
estimated earnings
Total current liabilities                50,000      7,096

Total liabilities                        50,000      7,096

Stockholders' Equity:
Preferred stock, $0.001 par value
5,000,000
shares authorized, no shares issued
or outstanding as of 9/30/01 and              -          -
12/31/00
Common stock, $0.001 par value
20,000,000
shares authorized, 3,122,300 and
3,097,300 shares issued
and outstanding as of 9/30/01 and         3,122      3,097
12/31/00, respectively
Additional paid-in capital               53,193     51,968
(Deficit)/retained earnings            (62,166)   (30,592)
Total stockholders' equity (deficit)    (5,851)     24,473

Total Liabilities and Stockholders'     $44,149    $31,569
Equity

  The accompanying notes are an integral part of these financial statements.

            Joshua Tree Construction, Inc. & Subsidiary
                            (unaudited)
                      Statement of Operations

                                   For the Three          For the Nine
                                    Month Period          Month Period
                                           Ended                 Ended
                                    September 30,        September 30,
                                 2001       2000       2001       2000

Revenue                            $-         $-   $173,748         $-

Cost of goods sold                  -          -    169,972          -


Gross profit                        -          -      3,776          -

Expenses:
     Depreciation expense       1,149        937      3,415      2,187
     General and administrative 8,921      8,690     31,356     22,886
     expenses
          Total expenses       10,070      9,627     34,771     25,073

Other income (expense):
     Interest income              265          -        791          -
     (Loss) on the sale of    (1,370)          -    (1,370)          -
     assets
          Total other         (1,105)          -      (579)          -
income

Net (loss)                  $(11,175)    (9,627)   (31,574)   (25,073)

Weighted average number of
common shares outstanding   3,122,300  2,906,730  3,110,983  2,906,703

Net (loss) per share          $(0.00)    $(0.00)    $(0.01)    $(0.01)

  The accompanying notes are an integral part of these financial statements.

            Joshua Tree Construction, Inc. & Subsidiary
                            (unaudited)
                      Statement of Cash Flows


                                       For the Nine Month
                                             Period Ended
                                            September 30,
                                        2001         2000
Cash flows from operating
activities

Net (loss)                         $(31,574)    $(25,073)

Adjustments to reconcile net
income to net cash (used)
by operating activities:

Stock issued as an enticement          1,250            -
for a note payable

Depreciation expense                   3,415        2,187

Prepaid expenses                       (367)      (1,275)

Accounts payable                     (1,143)            -

Billings in excess of costs and      (5,953)            -
estimated earnings

Employee advances                      (500)            -

Net cash (used) by operating        (34,871)     (24,161)
activities

Cash flows from investing
activities

Purchase of fixed assets             (3,605)     (18,747)

Sale of fixed assets                   7,500            -
Loss on the sale of fixed              1,370            -
assets

Net cash provided (used) by            5,265     (18,747)
investing activities

Cash flows from financing
activities
     Common stock                          -      53,065
     Note payable                     50,000           -
Net cash provided by financing        50,000      53,065
activities

Net increase in cash                  20,394      10,157
Cash - beginning                      15,100       1,173
Cash - ending                        $35,494     $11,330

Supplemental disclosure:
     Interest paid                    $3,750          $-
     Income taxes paid                    $-          $-

Non-cash transactions:
     Stock issued as an               $1,250          $-
     enticement for a note payable
     Number of shares issued as       25,000           -
     an enticement


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

     Cash and cash equivalents

     The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $35,455 as of September 30, 2001.

            Joshua Tree Construction, Inc. & Subsidiary
                             Footnotes

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

     Loss per share

       Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of September 30, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

     As of September 30, 2001, the Company had no jobs in progress.

Note 4 - Property, plant and equipment

     The Company acquired the following equipment during the nine month period ended September 30, 2001:

     Construction Equipment                               $   1,637
     Computer Equipment                                       1,968
                                                              3,605

     Depreciation expense for the nine month period ended September 30, 2001 totaled $3,415.

     On August 17, 2001, the Company sold a truck with a net book value of $8,870 for cash in the amount of $7,500. The sale of this fixed asset created a loss of $1,370.

Note 5 - Note payable

     On March 20, 2001, the Company received short-term financing from an individual in the amount of $50,000. During the six-month term of the note the annualized percentage rate is 15%. The Company will pay interest payments on a monthly basis and at the end of the term the final interest payment and the principal is due. In addition, the individual received 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note. As of September 30, 2001, interest has been paid in the amount of $3,750.

            Joshua Tree Construction, Inc. & Subsidiary
                             Footnotes

Note 6 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended September 30, 2001 due to the net loss.

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

            Joshua Tree Construction, Inc. & Subsidiary
                             Footnotes

Note 10 - Major customers and risk concentration

As of September 30, 2001, the Company derived approximately 100% of its revenues from two customers, NevWest Securities Corporation and Corporate Regulatory Services, LLC. In addition, the Company generated revenue 100% from tenant improvements in southern Nevada.

Note 11 - Related party transactions

The Company utilizes certain office and operating equipment that is provided by the founders of the Company. The Company is not charged for the use of the equipment and no value has been recorded for the use of the office space and equipment as the value is deemed to be immaterial with respect to these financial statements.

In November 2000, the Company hired one employee that was made a director of the Company and he is a family member of the founders. The total amount of salaries and wages paid to this individual total $41,322 during the nine month period ended September 30, 2001.

Note 12 - Commitments

Pursuant to the management agreement with Boyd Bulloch disclosed in
Note 6, the Company has a commitment to pay two and one-half percent (2-1/2%) of its gross revenues to Mr. Bulloch for management and advisory services. During the six-month period ended June 30, 2001, the Company has paid $1,234 pursuant to the agreement.

Note 13 - Subsequent events

On November 6, 2001, the Company dissolved its only wholly-owned subsidiary whose name is Joshua Tree Finishers, LLC.

On November 6, 2001, there was a change in control of the Company. David Rooker (President, CEO & Director), Amy Rooker (Secretary & Director) and Boyd Bulloch (Director) executed a stock purchase agreement with First Capital Partners, MM, Inc. (FCPMM), a Nevada company. Pursuant to the agreement, FCPMM shall purchase an aggregate of 2,050,000 shares of $0.001 par value common stock for $124,449.

Name of Party        Number of      Cash
                     Shares Owned   Amount
                     and to Be      to Be
                     Sold           Paid

Amy Rooker           1,000,000      $40,000
David Rooker         1,000,000      $40,000
Boyd Bulloch         50,000         $5,000
Catherine Miner      -              $16,000
NevWest Securities   -              $19,000
Corporation
Rooker               -              $4,449

TOTAL                2,050,000      $124,449

At the closing, David and Any Rooker received all the fixed assets of the Company for $4,449. In addition, Catherine Miner received a total of $50,625 in principal and interest for the note payable.

       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Joshua Tree Construction's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions. However, such safe harbors set forth under the Reform Act are unavailable to the Company pursuant to Section 21E(b)(1)(C).

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

Results and Discussion of Operations

     The Company has not generated any revenues for the quarter ended September 30, 2001. For the quarter ended September 30, 2001, expenses totaled $10,070, resulting in a net loss of $11,175. For the year to date, the Company incurred cost of goods sold of $169,972 on revenues of $173,748, for a gross profit of $3,776. However, for the nine months ended September 30, 2001, the Company experienced a net loss of $579, after deducting total expenses of $34,771, which consisted mainly of general and administrative expenses. Joshua Tree Construction has accumulated a deficit of $62,166. As of September 30, 2001, the Company derived significantly all of its revenues from two customers. Both of these projects have been completed and are not recurring.

     The Company has experienced positive cash flows for the nine months period ended September 30, 2001 and 2000 of $20,394 and $10,157, respectively. The net cash inflows were primarily attributable to the issuance of debt or equity securities in financing activities. The Company's operating activities used cash in the amount of $34,871 for the nine months ended September 30, 2001 and $24,161 for the year ago period.

Continuing Operations

      On November 6, 2001, the Company experienced a change of control, in which the principals of the Company entered into a stock purchase agreement. David Rooker (President and Director of the Company), Amy Rooker (Secretary and Director of the Company) and Boyd Bulloch (Director of the Company) executed said agreement with First Capital Partners, MM, Inc., a Nevada corporation. Please refer to footnote #13 to the financial statements enclosed herein. In addition, the Company has filed a current report on Form 8-K, on or about November 19, 2001, to disclose the transaction in further detail.

      Also on November 6, 2001, the Company dissolved its wholly-owned subsidiary, Joshua Tree Finishers, LLC.

                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3      Articles of Incorporation & By-Laws

             (a) Articles of Incorporation of the Company filed July 23, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (b) By-Laws of the Company adopted July 26, 1999.
             Incorporated by reference to the exhibits to the Company's General Form For Registration Of
             Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (c) Amended Articles of Incorporation. Incorporated by reference to the exhibits to the Company's
             General Form For Registration Of Securities Of Small
             Business Issuers on Form 10-SB, previously filed with the Commission.

             (d) Articles of Organization of Joshua Tree
             Finishers, LLC. Incorporated by reference to the exhibits to the Company's General Form For
             Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  10     Material Contracts

             (a) Employment Agreements between Joshua Tree
             Construction, Inc. and Glenn Cole, II. Incorporated by reference to the exhibits to the Company's
             General Form For Registration Of Securities Of Small
             Business Issuers on Form 10-SB, previously filed with the Commission.

             (b) Management and Stock Purchase Agreement between Joshua Tree Construction, Inc. and Boyd Bulloch. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  16     Letter on Change in Certifying Accountant

             Incorporated by reference to Form 8-K filed with the Commission on March 14, 2001.

  21     Subsidiaries of the Small Business Issuer

             Incorporated by reference to the exhibits to the Company's General Form For Registration Of
             Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

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



Date:     November 19, 2001

By:  _____________________
     /s/Vincent Hesser, President