Form 10KSB
period 2001-12-31
JOSHUA TREE CONSTRUCTION INC
filed 2002-04-16
CIK 1130481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________
                        Commission file number 000-32275

 Joshua Tree Construction, Inc. (Formerly Known As Joshua Tree Finishers, Inc.)
                 (Name of Small Business Issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0432004
                     (I.R.S. Employer Identification Number)

                    3635 Boardman Canfield Road, Canfield, OH
                    (Address of principal executive offices)

                                      44406
                                   (Zip code)

                    Issuer's telephone number: (330) 702-3777

Securities registered under section 12(b) of the Exchange Act: None.

Securities registered under section 12(g) of the Act: Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 15,319,802 issued and outstanding as of March 20, 2002.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $173,748

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $419,946, as of March 20, 2002

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

         We were incorporated under the laws of the State of Nevada on July 23, 1999, under the name "Joshua Tree Finishers, Inc." We subsequently changed our name, on August 25, 2000, to "Joshua Tree Construction, Inc."

         From inception, until the second quarter of 2001, we were a construction finish work and build-out company. We offered a variety of contracting services (including installation and design), for both new and renovation projects in the commercial, industrial, and residential markets in Southern Nevada. During and after the second quarter of 2001, and through December 31, 2001, we generated no revenues, and had no active business.

         On March 15, 2002, we acquired all of the outstanding common stock of American Health and Diet Centers, Inc. ("AHDC") from Keith Frankel and Melvin Simon. AHDC sells, under the names "Vitamin Health Centers" and "Nutritionary," vitamins and nutraceuticals (which are a type of naturally-based nutritional supplement which can come in a variety of forms, such as powders, pills or liquids) through a chain of 21 kiosk locations in shopping malls in the Eastern United States, in the States of New York, New Jersey, Pennsylvania, Delaware and Florida.

         The material terms of the transaction were as follows:

         CONSIDERATION: We issued to Messrs. Simon and Frankel an aggregate of $3.0 million in 7%, two-year promissory notes (collectively, the "Notes"), which are guaranteed by AHDC, and further issued to Messrs. Simon and Frankel an aggregate of 2.2 million warrants to purchase our common stock at $0.25 per share, exercisable immediately and for a five-year period ending in March, 2007. We have undertaken an obligation to register the shares of common stock underlying these warrants in a registration statement to be filed with the United States Securities and Exchange Commission not less than 60 days following the closing of the transaction.

         SECURITY: To secure our obligations under the transaction documents, we executed in favor of Messrs. Simon and Frankel security agreements, whereby the Company and AHDC (as a wholly-owned subsidiary) pledged our respective assets as security for the Notes and related obligations. We also executed a pledge agreement in favor of Messrs. Simon and Frankel pledging the shares of AHDC. Additional security was provided to Messrs. Simon and Frankel in the form of a limited guaranty and mortgage on the personal residence of our President, Daniel Hoyng.

         OTHER MATERIAL AGREEMENTS WITH MR. FRANKEL: Mr. Frankel will initially have the right to appoint three of the five members of our board of directors. We further entered into a two-year consulting agreement with Mr. Frankel, in consideration of which Mr. Frankel was granted options to purchase up to 3,500,000 shares of our common stock, at $0.25 per share, exercisable immediately and for a five-year period ending in March, 2007. We have undertaken an obligation to register the shares of common stock underlying these options in a registration statement to be filed with the United States Securities and Exchange Commission not less than 60 days following the closing of the transaction.

         OTHER MATERIAL CONTRACTUAL UNDERTAKINGS: We also undertook to provide, after the closing of the acquisition, a minimum of $300,000 in working capital to AHDC, and to pay down outstanding debt owed by AHDC to Hudson United Bank in the amount of approximately $3.35 million and outstanding receivables to Vitaquest International, Inc. ("Vitaquest"), an entity for which Mr. Frankel serves as President and Chief Executive Officer, in the amount of $1.8 million. Additionally, AHDC entered into an exclusive manufacturing agreement with Vitaquest for an initial period of five years to fulfill its vitamin and nutraceutical requirements.

         On April 3, 2002, we received notice from Keith Frankel and Melvin Simon of certain defaults under the AHDC transaction documents, for failure to timely make certain payments thereunder. We have thirty (30) days from the date of such notice to cure the defaults specified in the notice, and we anticipate curing the defaults within such time period.

         As of March 31, 2002, AHDC had 105 full time employees, none of whom are participants in any collective bargaining arrangement. AHDC has an exclusive manufacturing agreement with Vitaquest International, Inc., a New Jersey-based manufacturer which supplied AHDC, at the time we acquired AHDC, with approximately 80% of its vitamin and nutraceutical requirements. AHDC has no customers upon which it is dependent. AHDC has no significant costs relating to compliance with federal, state and/or local environmental laws, and has not engaged in any research or development activities in the last two fiscal years. AHDC itself is not required to obtain governmental approval for the products it sells, though the vitamin and nutraceutical products it sells are regulated by the federal Food and Drug Administration ("FDA"), which has oversight over the manufacture and marketing of these products. AHDC itself is not subject to any significant governmental regulations, though if the FDA were to restrict or prohibit the manufacture of any of the vitamin or nutraceutical products AHDC sells, this would have an impact on AHDC's business, by restricting the products it would be able to sell. AHDC has licensed the rights from third parties to certain trademarks with respect to certain products it sells, and owns certain trademarks with respect to other products it sells. AHDC, since January 1, 2002, has introduced four new products, three of which are weight-management products, and one of which is what is known in the market as an "anti-aging" product, which may slow the body's "biological clock." Generally speaking, AHDC's business is intensely competitive, with a wide variety of competitors who sell similar products, either in stores (such as pharmacies, grocery stories, or stores specifically devoted to the sale of vitamins and/or nutraceuticals, such as, by way of example, The Vitamin Shoppe and GNC) or over the Internet. These competitors can be larger than AHDC, and may possess greater financial and other resources which would give them an advantage in securing supplies and sales locations, as well as pricing. AHDC competes largely on the basis of the price of its products, its product selection, its staff training, and the convenience of the location of its kiosks.

         As of the date hereof, the parent company, Joshua Tree Construction, Inc., has 13 full time employees who devote substantially all of their time to the management and administration of AHDC's business operations. None of these individuals are participants in any collective bargaining arrangement.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of December 31, 2001, we had no significant plants or other physical property.

         As a result of the acquisition of AHDC referred to in Item 1, above, we acquired certain properties, including commercial leases in 21 shopping malls where AHDC's kiosks are located, as well as the inventory for these kiosks and related computer systems used in AHDC's business. These leases were negotiated by AHDC with the landlords for the properties where the kiosks are located. The leases are generally three to five years in duration, and provide for an annual rent based on the square footage leased.

         We currently sub-sublease space at 3635 Boardman Canfield Road, Canfield OH 44406 from Infotopia, Inc. pursuant to an unwritten agreement with Infotopia. Daniel Hoyng and Marek Lozowicki, our officers and directors, are also officers and directors of Infotopia, Inc. We are currently obligated to pay $6,308 to the sublandlord per month for the space. The sublease to which the sub-sublease is subject expires in April, 2004.

         AHDC leases approximately 5,000 square feet for its corporate offices at 100 Lehigh Drive, Fairfield, New Jersey, from an entity controlled by Keith Frankel's family. The lease is for 3 years, and expires in 2003. The annual rental is $36,000. Additionally, AHDC leases approximately 3,500 square feet of space at 21 Dwight Street, in Fairfield, New Jersey, which is used for distribution. The lease is on a year-to-year basis, and calls for rent in the amount of $1,000 per month, plus a charge of $8 per pallet space used; AHDC, on average, utilizes approximately 50 pallet spaces per month.

         The condition of all of the property, plant and equipment described above is good.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 2001, and as of the date hereof, we were not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the period covered by this report, no matters were submitted to a vote of security holders, except that on November 6, 2001, a form of consent of majority shareholder, executed pursuant to the provisions of the Nevada General Corporation Law, elected Vincent Hesser as our sole director and officer.

PART II

ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market for our common stock to the Over-the-Counter Bulletin Board, or OCTBB, where our stock trades under the symbol "JSHT." Effective December 24, 2001, we effected a 1:10 reverse split of our common stock.

         The following chart shows the high and low bid information for our stock during that portion of the last two fiscal years during which our common stock traded, which reflect inter-dealer prices, without retail markups or markdowns or commissions, and may not represent actual transactions. These quotes were obtained from the database maintained at www.clearstation.etrade.com on April 9, 2002.

                                            High                  Low

4Q 2001                                     $1.00                $0.65
3Q 2001 (after July 25, 2001)               $0.65                $0.65

         This database first gives a quotation for our common stock on June 14, 2001, at a price of $1,800 per share, which was the same price quoted (with no volume) through July 24, 2001.

         As of March 20, 2002, we had 26 holders of record of our common stock, according to Pacific Stock Transfer Company, the transfer agent for our common stock.

         We have historically not paid dividends on our common stock, and because of the need for working capital in the foreseeable future, it is unlikely that we will pay dividends in the near future.

         Reference is made to Item 11, below, for a discussion of the sales of unregistered securities by us since January 1, 2002; each of the transactions described therein was exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Section 4(2) thereof.

         The following are the sales of unregistered securities made by the Company before December 31, 2001: (i) on July 26, 1999, we issued 2,000,000 (pre-split) shares for an aggregate consideration of $2,000, to two founding shareholders, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended; (ii) in February, 2000, we completed an offering of 997,300 (pre-split) shares of our common stock to approximately 54 unaffiliated shareholders, at a price of $0.05 per share, for an aggregate consideration of $49,865, such offering was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, provided for under Rule 504 of Regulation D promulgated under such Act and in reliance on the participants in such offering providing backup documentation which enabled us to determine that such exemption was available; (iii) 100,000 shares were issued in July 2000 to a shareholder and director, Boyd Bulloch, in connection with a management agreement, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended; and (iv) 25,000 shares issued to a noteholder on April 20, 2001, as an enticement in connection with the extension of a loan, pursuant to the exemption provided for under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this annual report.

         RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Revenues totalled $173,748 for the fiscal year ended December 31, 2001 ("Fiscal 2001"), compared to $33,869 for the fiscal year ended December 31, 2000 ("Fiscal 2000"), an increase of 513%, with the gross profit for Fiscal 2001 being $3,776, as compared to $4,457 for Fiscal 2000, a decline of 15.3%. The cost of goods sold in Fiscal 2001 was $169,972, compared to $29,412 for Fiscal 2000, an increase of 577.9%. The increase in revenues and related cost of goods sold is attributable to an increase in the number of projects we were hired to perform during Fiscal 2001 compared to Fiscal 2000.

         General administrative expenses totalled $32,500 for Fiscal 2001, compared to $31,098 for Fiscal 2000, an increase of approximately 4.5%. Depreciation expense for Fiscal 2001 was $3,415, compared to $3,124 for Fiscal 2000, an increase of 9.3%. Total expenses were $35,915 for Fiscal 2001, compared to $34,222 for Fiscal 2000, an increase of 4.9%. The increase in expenses related to our greater business activity in Fiscal 2001, compared to Fiscal 2000.

         With respect to other income or (expense) in Fiscal 2001, we had interest income of $807, against no interest income in Fiscal 2000, an infinite increase, based on investments that we had in Fiscal 2001 but did not have in Fiscal 2000. Additionally, in Fiscal 2001, we incurred a loss on the sale of assets of ($4,497), against no such loss in Fiscal 2000, based on two sales of our assets described in Note 4 to the financial statements.

         We incurred a net (loss) in Fiscal 2001 of ($35,829), against a net
(loss) in Fiscal 2000 of ($29,765), an increased (loss) of (20.3%), which was largely due to the (loss) on the sale of our assets described in Note 4 to the financial statements. On a per-share basis, our loss remained the same in Fiscal 2001, ($0.01) as it was in Fiscal 2000, ($0.01), based upon a weighted average number of common shares outstanding, without giving effect to a 1:10 reverse split of our common stock that became effective on December 24, 2001.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, we had a total shareholders' (deficit) of ($10,106), and cash in the amount of $5,269.

         During Fiscal 2001, we used approximately ($38,047) of cash for operating activities primarily to fund its net loss of ($35,829). During Fiscal 2001, cash flows from investing activities provided $12,842, and cash flows from financing activities (the note payable referred to in Note 5 of the financial statements) provided $15,375. The Company's net loss of ($35,829) increased its accumulated deficit to ($10,106) at December 31, 2001.

         During Fiscal 2000, we received $46,265, net of offering costs in the amount of $1,800, in an offering pursuant to Rule 504 promulgated under the Securities Act of 1933; this transaction is described in Note 7 to the financial statements. In Fiscal 2001, we received short-term financing from an individual in the amount of $50,000, upon which interest in the amount of $3,750 had been paid, with a balance of $15,375 on principal remaining outstanding as of December 31, 2001.

         Effective December 24, 2001, we effected a 1:10 reverse split of our common stock. The numbers of shares and prices per share in the financial statements and notes included herein have not been retroactively restated for the effects of the reverse split.

         Subsequent to the end of Fiscal 2001, we sold an aggregate of 3,000,000 shares of our common stock, at a purchase price of $0.25 per share, pursuant to subscription agreements entered into between our Company and Thomson Kernaghan & Co., Ltd., aggregate payments in the amount of $750,000 being made to us on January 15, February 14 and March 4, 2002. We have entered into a further subscription agreement to sell to Thomson Kernaghan & Co., Ltd. an additional 6,770,072 shares of our common stock for an aggregate purchase price of $1,692,518, which is payable in installments, with the first payment of $492,518 due on April 15, 2002, followed by twelve equal weekly payments of $100,000 through July, 2002. These 6,770,072 shares have been placed in escrow, pending receipt by us of the foregoing payments.

         On January 11, 2002, we sold 200,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $20,000, to Canadian Advantage Limited Partnership, a Canadian investment fund ("CALP"), and Advantage (Bermuda) Fund, Ltd. ("ABFL"), a Bermuda Investment Fund. CALP provided 77% of the purchase price, and was the owner of 77% of the shares so purchased, with ABFL providing 23% of the purchase price, and was the owner of 23% of the shares so purchased. The shares of this series of preferred stock were convertible into our common stock at a ratio of 100 shares of common stock for each share of preferred stock. CALP and ABFL have converted an aggregate of 32,500 shares of Series A Convertible Preferred Stock into an aggregate of 3,250,000 shares of our common stock, with CALP owning 77% of such shares and ABFL owning 23% of such shares. The remaining 167,500 shares of Series A Convertible Preferred Stock were cancelled, pursuant to an agreement with us dated February 15, 2002.

         On April 3, 2002, we received notice from Keith Frankel and Melvin Simon of certain defaults under the AHDC transaction documents for failure to timely make certain payments required thereunder. We have thirty (30) days from the date of such notice to cure the defaults specified in the notice, and we anticipate curing the defaults within such time period.

         FORWARD-LOOKING STATEMENTS

         In this annual report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

         You should not place undue reliance on these forward-looking statements. The section captioned "Management's Discussion and Analysis of Financial Condition and Plan of Operations," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from our expectations.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this annual report might not occur.

ITEM 7.  FINANCIAL STATEMENTS



                            AUDITOR'S CONSENT LETTER



April 12, 2002


To Whom It May Concern:

The firm of Leland L. Williams, CPA, consents to the inclusion of my report of April 12, 2002, on the Consolidated Financial Statements of Joshua Tree Construction, Inc. and its subsidiary for the periods ended December 31, 2001 and December 31, 2000, in any filings which are necessary now or in the near future to be filed with the United States Securities and Exchange Commission.

Signed,


/s/ Leland L. Williams, CPA

Leland L.Williams, CPA

                   JOSHUA TREE CONSTRUCTION, INC. & SUBSIDIARY
                     [FORMERLY JOSHUA TREE FINISHERS, INC.]

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                       AND
                                DECEMBER 31, 2000

                   Joshua Tree Construction, Inc. & Subsidiary
                     [Formerly Joshua Tree Finishers, Inc.]

                                Table of Contents

                           December 31, 2001 and 2000


                                                                           PAGE
                                                                           ----
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

[Letterhead of Leland L. Williams, MBA, CPA]


Board of Directors
Joshua Tree Construction, Inc. & Subsidiary
(Formerly Joshua Tree Finishers, Inc.)
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Joshua Tree Construction, Inc. and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were unable to verify the number of shares of common and preferred stock outstanding at December 31, 2001. Accordingly, the presentation of stockholders' equity and the statement changes in stockholders' equity may be affected by amounts which we cannot determine.

In our opinion, except for the matter described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Joshua Tree Construction, Inc. and its subsidiary as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 of the consolidated financial statements, the Company has had limited operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 8. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


/s/ Leland L. Williams
April 12, 2002

                 JOSHUA TREE CONSTRUCTION, INC. & SUBSIDIARY
                   [FORMERLY JOSHUA TREE FINISHERS, INC.]
                                BALANCE SHEET

                                                                   December 31,
                                                             ---------------------
                                                               2001         2000
                                                             --------     --------
ASSETS

Current assets:
  Cash                                                       $  5,269     $ 15,099
  Prepaid expenses                                                 --          213
  Costs and estimated earnings in excess of billings               --           --
                                                             --------     --------
    Total current assets                                        5,269       15,312

Property, plant and equipment, net                                 --       16,257

Total Assets                                                 $  5,269     $ 31,569
                                                             ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                                 --        1,143
  Note Payable                                                 15,375           --
  Billings in excess of costs and estimated earnings               --        5,953
                                                             --------     --------
    Total current liabilities                                  15,375        7,096
                                                             --------     --------

Total liabilities                                              15,375        7,096
                                                             --------     --------

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000
  shares authorized, no shares issued
  or outstanding as of 12/31/01 and 12/31/00                       --           --
Common stock, $0.001 par value, 20,000,000
  shares authorized, 3,122,300 and 3,097,300 shares issued
  and outstanding as of 12/31/01 and 12/31/00, respectively     3,122        3,097
Additional paid-in capital                                     53,193       51,968
(Deficit)/Retained earnings                                   (66,421)     (30,592)
                                                             --------     --------
Total stockholders' equity (deficit)                          (10,106)      24,473
                                                             --------     --------

Total Liabilities and Stockholders' Equity                   $  5,269     $ 31,569
                                                             ========     ========


   The accompanying notes are an integral part of these financial statements.

                   JOSHUA TREE CONSTRUCTION, INC. & SUBSIDIARY
                     [FORMERLY JOSHUA TREE FINISHERS, INC.]
                             STATEMENT OF OPERATIONS

                                                       For the years ended
                                                           December 31,
                                                 ------------------------------
                                                      2001                2000
                                                 -----------        -----------

Revenue                                          $   173,748        $    33,869
Cost of goods sold                                   169,972             29,412
                                                 -----------        -----------

Gross profit                                           3,776              4,457

Expenses:
  Depreciation expense                                 3,415              3,124
  General administrative expenses                     32,500             31,098
                                                 -----------        -----------
Total expenses                                        35,915             34,222
                                                 -----------        -----------

Other income (expense):
  Interest income                                        807                 --
  (Loss) on the sale of assets                        (4,497)                --
                                                 -----------        -----------
Total other income (expense)                          (3,690)                --
                                                 -----------        -----------

Net income or (loss)                             $   (35,829)       $   (29,765)
                                                 ===========        ===========

Weighted average number of
common shares outstanding                          3,114,766          2,954,633
                                                 ===========        ===========

Net income (loss) per share                      $     (0.01)       $     (0.01)
                                                 ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                   JOSHUA TREE CONSTRUCTION, INC. & SUBSIDIARY
                     [FORMERLY JOSHUA TREE FINISHERS, INC.]
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                        Deficit
                                                                      Accumulated
                                    Common Stock          Additional   During the       Total
                                ----------------------     Paid-in    Development    Stockholders'
                                  Shares       Amount      Capital       Stage          Equity
                                ---------    ---------    ---------   -----------    -------------
August 1999
  Founders shares               2,000,000    $   2,000    $      --    $      --       $   2,000

Net loss
  July 23, 1999 (inception) to
  December 31, 1999                                                         (827)           (827)
                                ---------    ---------    ---------    ---------       ---------

Balance, December 31, 1999      2,000,000        2,000           --         (827)          1,173

February 2000
  Issued for cash
  pursuant to 504 offering        961,300          961       45,304                       46,265

February 2000
  Issued for services
  pursuant to 504 offering         36,000           36        1,764                        1,800

July 2000
  Issued for services             100,000          100        4,900                        5,000

Net loss for the year ended
December 31, 2000                                                        (29,765)        (29,765)
                                ---------    ---------    ---------    ---------       ---------

Balance, December 31, 2000      3,097,300    $   3,097    $  51,968    $ (30,592)      $  24,473

April 2001
  Issued for debt enticement       25,000           25        1,225                        1,250

Net loss for the year ended
December 31, 2001                                                        (35,829)        (35,829)
                                ---------    ---------    ---------    ---------       ---------

Balance, December 31, 2001      3,122,300    $   3,122    $  53,193    $ (66,421)      $ (10,106)
                                =========    =========    =========    =========       =========


   The accompanying notes are an integral part of these financial statements.

                   JOSHUA TREE CONSTRUCTION, INC. & SUBSIDIARY
                     [FORMERLY JOSHUA TREE FINISHERS, INC.]
                             STATEMENT OF CASH FLOWS


                                                         For the years ended
                                                      --------------------------
                                                      December 31,  December 31,
                                                         2001          2000
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                      $ (35,829)    $ (29,765)

Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
  Stock issued for services                                   --         6,800
  Stock issued as an enticement for note payable           1,250
  Depreciation expense                                     3,415         3,124
  Prepaid expenses                                           213          (213)
  Accounts payable                                        (1,143)        1,143
  Billings in excess of costs and estimated earnings      (5,953)        5,953
  Employee advances                                           --            --
                                                       ---------     ---------
Net cash (used) by operating activities                  (38,047)      (12,958)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                (3,605)      (19,381)
  Sale of fixed assets                                    16,447            --
                                                       ---------     ---------
Net cash (used) by investing activities                   12,842       (19,381)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                --        46,265
  Note payable                                            15,375            --
                                                       ---------     ---------
Net cash provided by financing activities                 15,375        46,265
                                                       ---------     ---------

Net increase in cash                                      (9,830)       13,926
Cash - beginning                                          15,099         1,173
                                                       ---------     ---------
Cash - ending                                          $   5,269     $  15,099
                                                       =========     =========

Supplemental disclosures:
  Interest paid                                        $   3,750     $      --
                                                       =========     =========
  Income taxes paid                                    $      --     $      --
                                                       =========     =========

Non-cash transactions:
  Stock issued for services                            $      --     $   6,800
                                                       =========     =========
  Number of shares issued for services                        --       136,000
                                                       =========     =========
  Stock issued as an enticement for a note payable     $   1,250     $      --
                                                       =========     =========
  Number of shares issued as an enticement                25,000            --
                                                       =========     =========



   The accompanying notes are an integral part of these financial statements.

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

CASH AND CASH EQUIVALENTS
     The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $432 as of December 31, 2001.

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

LOSS PER SHARE
     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

DIVIDENDS
     The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

YEAR END
     The Company has adopted December 31 as its fiscal year end.

NOTE 3 - CONSTRUCTION-IN-PROGRESS

Costs and estimated earnings in excess of billings on uncompleted
   contracts                                                            $ --

Billings in excess of costs and estimated earnings on uncompleted
   contracts                                                            $ --

As of December 31, 2001, the Company had no jobs in progress.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The Company acquired the following equipment during the year ended December 31, 2001:

         Construction Equipment             $   1,637
         Computer Equipment                     1,968
                                            ---------
                                                3,605

Depreciation expense for the year ended December 31, 2001 totaled $3,415.

On August 17, 2001, the Company sold a truck with a net book value of $8,870 for cash in the amount of $7,500. The sale of this fixed asset created a loss of $1,370.

On November 6, 2001, David and Amy Rooker, the Company's officers & directors received all the fixed assets of the Company for $4,449. The net book value of all the fixed assets totaled $7,576, the sale of all the fixed assets created a loss of $3,127.

NOTE 5 - NOTE PAYABLE

On March 20, 2001, the Company received short-term financing from an individual in the amount of $50,000. During the six-month term of the note the annualized percentage rate is 15%. The Company will pay interest payments on a monthly basis and at the end of the term the final interest payment and the principal is due. In addition, the individual received 25,000 shares of $0.001 par value common stock as an enticement within 30 days from the execution of the note. As of December 31, 2001, interest has been paid in the amount of $3,750 and the balance of the note is $15,375.

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

During February 2000, the Company closed its offering pursuant to Rule 504 promulgated under the Securities Act of 1933, as amended, whereby it sold a total of 997,300 shares of its $0.001 par value common stock at $0.05 per share to outside investors. Of the total number of shares, 961,300 shares were issued in exchange for cash in the amount of $46,265, net of offering costs in the amount of $1,800. Of the total cash received, $961 is considered common stock and $45,304 is considered additional paid-in capital. The balance of the shares issued in the offering, 36,000 shares, was issued in exchange for services rendered in the amount of $1,800. Of the total, $36 is considered common stock, and $1,764 is considered additional paid-in capital.

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

NOTE 10 - MAJOR CUSTOMERS AND RISK CONCENTRATION

As of December 31, 2001, the Company derived approximately 100% of its revenues from two customers, NevWest Securities Corporation and Corporate Regulatory Services, LLC. In addition, the Company generated revenue 100% from tenant improvements in southern Nevada.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company utilizes certain office and operating equipment that is provided by the founders of the Company. The Company is not charged for the use of the equipment and no value has been recorded for the use of the office space and equipment as the value is deemed to be immaterial with respect to these financial statements.

In November 2000, the Company hired one employee that was made a director of the Company and he is a family member of the founders. The total amount of salaries and wages paid to this individual total $41,322 during the year ended December 31, 2001.

NOTE 12 - COMMITMENTS

Pursuant to the management agreement with Boyd Bulloch disclosed in Note 6, the Company has a commitment to pay two and one-half percent (2-1/2%) of its gross revenues to Mr. Bulloch for management and advisory services. During the six-month period ended June 30, 2001, the Company has paid $1,234 pursuant to the agreement.

NOTE 13 - CONTRACTS

On November 6, 2001, there was a change in control of the Company. David Rooker (President, CEO & Director), Amy Rooker (Secretary & Director) and Boyd Bulloch (Director) executed a stock purchase agreement with First Capital Partners, MM, Inc. (FCPMM), a Nevada company.

Pursuant to the agreement, FCPMM shall purchase an aggregate of 2,050,000 shares of $0.001 par value common stock for $124,449.

Name of Party                           Number of Shares Owned   Cash Amount to
                                            and to Be Sold           Be Paid
-------------------------------         ----------------------   --------------
Amy Rooker                                    1,000,000             $ 40,000
David Rooker                                  1,000,000             $ 40,000
Boyd Bulloch                                     50,000             $  5,000
Catherine Miner                                      --             $ 16,000
NevWest Securities Corporation                       --             $ 19,000
David and Amy Rooker                                 --             $  4,449
                                            ------------          -----------
TOTAL                                         2,050,000             $124,449
                                            ============          ===========

At the closing, David and Amy Rooker received all the fixed assets of the Company for $4,449. In addition, Catherine Miner received a total of $34,625 in principal and interest for the note payable.

NOTE 14 - SUBSEQUENT EVENTS

On January 4, 2002, there was a change in control of the Company. First Capital Partners, MM, Inc. (FCPMM), a Nevada company executed a stock purchase agreement with Canadian Advantage Limited Partnership (CALP), an Ontario, Canada limited partnership and Advantage Bermuda Fund Limited (ABFL), a Bermuda investment fund. CALP purchased 77% of the shares and ABFL purchased 23% of the shares. Pursuant to the agreement, CALP & ABFL purchased an aggregate of 2,000,000 shares of $0.001 par value common stock for $375,000. The initial deposit amount of $10,000 was paid at the execution of the agreement and the purchase price balance amount of $365,000 is to be paid at the closing.

On January 11, 2002, the Company issued 200,000 shares of $0.001 par value Series A Convertible Preferred Stock to CALP and ABFL for a consideration of $20,000, with CALP providing 77% of the consideration and owning 77% of such shares, and ABFL providing 23% of the consideration and owning 23% of such shares. These shares of preferred stock were convertible into shares of common stock at a ratio of 100 shares of common stock for each share of preferred stock. CALP and ABFL converted 32,500 shares of such preferred stock and received an aggregate of 3,250,000 shares of common stock, with CALP owning 77% and ABFL owning 23%. The balance of the shares of preferred stock, 167,500 shares, was cancelled by agreement with the Company.

On January 15, February 14, and March 4, 2002, the Company sold an aggregate of 3,000,000 shares of common stock to Thomson Kernaghan & Co., Ltd. for an aggregate purchase price of $750,000, which was paid on January 15, February 14 and March 4, 2002. Thomson Kernaghan & Co., Ltd. has also subscribed for an additional 6,770,072 shares of common stock for an aggregate consideration of $1,692,518, which is payable in the amount of $492,518 on April 15,

2002, and then in twelve equal weekly installments of $100,000 through July, 2002. Such 6,770,072 shares of common stock are being held in escrow, pending receipt of the foregoing payments.

On March 22, 2002, the Company closed on the acquisition of all of the outstanding common stock of American Health and Diet Centers, Inc. ("AHDC"), pursuant to a Stock Purchase Agreement, and related documents (the "Transaction Documents"), dated as of March 15, 2002. The Company issued to the former shareholders of AHDC an aggregate of $3 million in 7%, two year promissory notes, and further issued to such former shareholders an aggregate of 2.2 million warrants to purchase common stock of the Company at $0.25 per share, for a five-year period ending in March, 2007. One of the shareholders of AHDC received, in consideration of consulting services, options to purchase up to 3,500,000 shares of the Company's common stock at $0.25 per share, for a five-year period ending in March, 2007. Pursuant to the Transaction Documents, the Company, AHDC, and the President of the Company have each provided security to secure the obligations under the Transaction Documents. The Company has also undertaken, pursuant to the Transaction Documents, to provide a minimum of $300,000 in working capital to AHDC, to pay down outstanding debt owed by AHDC to Hudson United Bank in the amount of $3.35 million, and pay down outstanding receivables to a supplier.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PRINTERS AND CONTROL PERSONS.

         As of November 6, 2001, Vincent Hesser was elected as our Interim Chairman and sole director, and our President and Secretary. Subsequently, on January 31, 2002, Mr. Hesser resigned his officer positions, and as our sole director, and was replaced as director by Daniel Hoyng and Marek Lozowicki, who, in addition to being elected directors, were also elected as, respectively, our President and our Senior Vice President and Secretary.

         The following information regarding Mr. Hesser is taken from the 10-KSB for the fiscal year ended June 30, 2001 (filed November 1, 2001) of OneCap, a real estate and mortgage broker for which Mr. Hesser, age 35, serves as President and Chief Executive Officer and as a director:

            "Vincent W. Hesser, President, Chief Executive Officer and Director
- Mr. Hesser joined OneCap as President, Chief Executive Officer and a director in June 1999. His areas of responsibility include coordinating the development of corporate policies, goals and objectives relative to company operations, lender and investor relations and financial performance and growth. Mr. Hesser oversees the Company's daily operations and business affairs to ensure that its business objectives are achieved. During his tenure as a finance executive at Pacific Properties (1992-1999), Mr. Hesser obtained project equity and debt financing for various real estate projects, and he oversaw the build-out of housing, apartment, and commercial real estate projects. Mr. Hesser began his career at PriMerit Bank (subsequently purchased by Norwest) in Las Vegas, Nevada. He was responsible for analyzing, evaluating and reporting on numerous real estate joint ventures over twenty real estate and development companies throughout the southwestern United States. He also assisted PriMerit in its reviews with the Office of Thrift Supervision (OTS) and Federal Deposit Insurance Corporation (FDIC) with respect to those investments. Mr. Hesser is a graduate of Southern Utah University (Class of 1990) and earned his Master of Accountancy degree, summa cum laude and with high distinction. He has obtained his CPA Certificate and also holds a general contractors' license in the State of Nevada."

         Mr. Hoyng, age 39, serves as our President, which position he has held since January, 2002, when he was also elected as one of our directors. From 1996 to 1997, Mr. Hoyng was a Vice President of Sales for Companion Radio, Inc. From 1997 to 2000, Mr. Hoyng was Chairman and CEO of National Boston Medical, Inc., a medical marketing company. Since April, 2000, Mr. Hoyng has also been Chairman and CEO of Infotopia, Inc., a publicly traded direct marketer. Mr. Hoyng received a Bachelors in Communications Degree from Saint Joseph's College in 1985.

         Marek Lozowicki, age 39, serves as our Senior Vice President and Secretary. He has served in these positions, and as a director, since January, 2002. From March, 1997 to April, 2000, Mr. Lozowicki was Vice President of Information Technology for National Boston Medical, Inc., where he managed and oversaw its networks, and was responsible for website development and communications infrastructure. Since April 2000, Mr. Lozowicki has also been Secretary of Infotopia, Inc., and additionally served as an Executive Vice President from April, 2000 to January, 2001, when he was promoted to Senior Vice President.

         There were, as of December 31, 2001, no significant employees in our employ, nor any family relationships among our directors or executive officers. AHDC has no written employment agreements in place with any of its employees, as of December 31, 2001 and as of the date of this report.

         Based on a review of the 10-KSB report for OneCap referred to above, with respect to the disclosure regarding Mr. Hesser, and based further upon inquiries we have made, to our knowledge, none of our executive officers as of December 31, 2001 and as of the date hereof had been involved in the last five years in a criminal proceeding or is subject to a pending criminal proceeding, was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business securities or banking activities, was found by the SEC, CFTC, or a court of competent jurisdiction in a civil action to have violated a federal or state securities or commodities law (which judgment has not been reversed, suspended or vacated), or was a general partner or an executive officer of a business which filed or had filed against it a bankruptcy petition, where such executive officer had been an executive officer of the bankrupt entity at the time of filing or within two years previous to the time of filing, except as follows: Messrs. Hoyng and Lozowicki were executive officers of National Boston Medical, Inc., during the two-year period prior to the filing by National Boston Medical, Inc. of a bankruptcy petition.

Section 16(a) Compliance.

         Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year (ending December 31, 2001), and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year (ending December 31, 2001), we are not aware of any person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of our outstanding common stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except that Vincent Hesser did not file a Form 3 as an individual upon becoming a director and officer, nor did he file a Form 5 annual report.

ITEM 10.  EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 2001, Vincent Hesser, our President and Secretary (chief executive officer) from November 6 to December 31, 2001, and David M. Rooker, our President and CEO from January 1, 2000 to November 6, 2001, received compensation as follows:

Name                       Title                Year     Salary

David M. Rooker       President and CEO         2001     $-0-
                                                2000     $24,000

Vincent Hesser        President and Sec'y       2001     $-0-
                                                2000     $-0-

We had no officers or employees who received compensation of more than $100,000 during the fiscal years ended December 31, 2001 and December 31, 2000. David M. Rooker did not receive a formal salary or similar compensation during the fiscal year ended December 31, 2000; during such fiscal year, he drew $24,000 in compensation. Mr. Rooker made no such draws during the fiscal year ended December 31, 2001.

         During the fiscal year ended December 31, 2001, none of our directors received compensation for acting as directors.

         As of December 31, 2001, and as of the date of this report, neither we nor AHDC have written employment agreements in place for any of our executive officers, though our current executive officers are eligible for participation in our 2002 Directors and Officers Stock Option and Stock Award Plan, which is an exhibit to this report. As of the date of this report, our current executive officers had not received any grants or awards pursuant to such plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2001, our sole director and executive officer, Vincent Hesser, directly owned none of our common stock. The following entity was the only entity known to us at December 31, 2001, who directly owned more than 5% of our common stock:

Title           Owner                                       Amount      %
Common Stock    First Capital Partners, MM, Inc. ("FCP")    200,000     64.05%

         Vincent Hesser is an affiliate of FCP, being its President, according to documents on file with the United States Securities and Exchange Commission; FCP has an address at: 5450 W. Sahara, 2nd Floor, Las Vegas, Nevada 89146.

         Subsequently, as reported in our Current Report on Form 8-K dated January 4, 2002, Canadian Advantage Limited Partnership ("CALP"), a Canadian investment fund, purchased the 200,000 shares of the our common stock referred to above from FCP for an aggregate purchase price of $375,000, pursuant to a written Stock Purchase Agreement dated January 4, 2002, among us, FCP and CALP.

         CALP is the beneficial owner of 77% of these 200,000 shares, and Advantage [Bermuda] Fund, Ltd. ("ABFL"), a Bermuda investment fund, is the beneficial owner of 23% of these shares. The source of the purchase price was CALP's and ABFL's respective funds held for investment. CALP provided 77% of the purchase price, and ABFL provided 23% of the purchase price. CALP and ABFL are under the common control of Mark E. Valentine, the Chief Executive Officer of Thomson Kernaghan & Co., Ltd. ("TK"), a Canadian investment dealer. Mr. Valentine has authority to vote and dispose of the shares beneficially owned by CALP and ABFL. Valentine, TK, CALP and ABFL may be considered a group which beneficially owns all of the shares.

         On January 15, February 14, and March 4, 2002, TK subscribed for an aggregate of 3,000,000 shares of our common stock at a purchase price of $0.25 per share, pursuant to a subscription agreement, aggregate payments in the amount of $750,000 being made to us on January 15, February 14 and March 4, 2002. TK also subscribed for an additional 6,770,072 shares of our common stock at $0.25 per share, for an aggregate purchase price of $1,692,518, which is payable in the amount of $492,518 on April 15, 2002, and then in twelve equal installments of $100,000 per week through July, 2002; these shares have been placed in escrow, pending receipt by us of the foregoing payments.

         On January 11, 2002, CALP purchased 200,000 shares of our Series A Convertible Preferred Stock from us, for an aggregate purchase price of $20,000, pursuant to a written Series A Convertible Stock Purchase Agreement between us and CALP dated January 11, 2002. CALP was the owner of 77% of these shares and ABFL was the owner of 23% of these shares. The source of the purchase price was CALP's and ABFL's respective funds held for investment. CALP provided 77% of the purchase price and ABFL provided 23% of the purchase price. The shares of Series A Convertible Preferred Stock are convertible into shares of our common stock, at the holders' option, at the ratio of 100 shares of common stock for each share of Series A Convertible Preferred Stock. Subsequently, CALP and ABFL converted an aggregate of 32,500 shares of Series A Convertible Preferred Stock into 3,250,000 shares of our common stock, 77% of which were converted by CALP and 23% of which were converted by ABFL. CALP and ABFL were deemed to be the beneficial owners of 77% and 23%, respectively, of the 16,750,000 shares of common stock into which the remaining 167,500 shares of Series A Convertible Preferred Stock were convertible. By agreement with us dated February 15, 2002, the remaining 167,500 shares of Series A Convertible Preferred Stock were cancelled.

         The percentage of our voting securities now beneficially owned by Valentine, TK, CALP and ABFL is 86.29%, representing 13,220,072 of the 15,319,802 shares outstanding as of March 20, 2002.

         Messrs. Keith Frankel and Melvin Simon were granted, on March 22, 2002, options and/or warrants, which are immediately exercisable, and exercisable through March, 2007 at $0.25 per share, to purchase, respectively, 4,600,000 and 1,100,000 shares of our common stock. As of the date of this report none of these options or warrants had been exercised. These options and warrants are the subject of filings made with the United States Securities and Exchange Commission.

         Messrs. Hoyng and Lozowicki, [as of March 20, 2002], do not own any of our common stock.

         There are no arrangements known to us, the operation of which may, at a subsequent date, result in us being subject to a change in control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         With respect to relationships we have with Keith Frankel, reference is made to Item 1, above, which describes the relationship between AHDC and Vitaquest International, Inc., an entity for which Mr. Frankel serves as President and Chief Executive Officer, and Item 2, above, which describes the lease arrangement between AHDC and an entity controlled by Mr. Frankel's family. With respect to relationships involving our President and our Senior Vice President and Secretary, reference is made to Item 2, above, which describes our sub-subleasing arrangement with Infotopia, Inc., a publicly traded entity for which our President and our Senior Vice President and Secretary serve as officers and directors.

         Please refer to Item 11, above, for a description of transactions involving the sale of securities from us to our controlling shareholder consortium.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

(3)(i)   1 Articles of Incorporation, dated July 23, 1999. (a)
         2 Amended Articles of Incorporation, dated August 25, 2000. (a)
         3 Certificate of Designation, dated January 16, 2002. (b)
(3)(ii)  1 Bylaws (a)
(4) 1 Form of Note issued to Keith Frankel, dated as of March 15, 2002. (b) 2 Form of Note issued to Melvin Simon, dated as of March 15, 2002. (b) 3 Form of Warrant issued to Keith Frankel, dated as of March 15, 2002.
           (b)
         4 Form of Warrant issued to Melvin Simon, dated as of March 15, 2002.
           (b)
         5 Form of Option issued to Keith Frankel, dated as of March 15, 2002.
           (b)
         6 Forms of Pledge Agreements entered into by Registrant in favor of
           Keith Frankel and Melvin Simon, and dated as of March 15, 2002. (b)
         7 Forms of Security Agreements entered into by Registrant in favor of
           Keith Frankel and Melvin Simon, and dated as of March 15, 2002. (b)
         8 Forms of Reimbursement Agreements entered into by each of Registrant and AHDC in favor of Keith Frankel and Melvin Simon, and dated as of
           March 15, 2002. (b)
(10)     1 Form of Stock Purchase Agreement by and among Registrant, Keith
           Frankel and Melvin Simon, dated as of March 15, 2002. (b)
         2 Form of Memorandum Amending Stock Purchase Agreement as of March 28,
           2002. (b)
         3 Form of Exclusive Manufacturing Agreement by and between AHDC and
           Vitaquest International, Inc., and dated as of March 15, 2002. (b)

         4 Form of Consulting Agreement entered into between Registrant and
           Keith Frankel, and dated as of March 15, 2002. (b)
         5 Form of subscription agreement between the Registrant and Thomson
           Kernaghan & Co., Ltd, dated January 15, 2002, for the purchase of common stock. (b)
         6 Form of subscription agreement between the Registrant and Thomson
           Kernaghan & Co., Ltd., dated February 14, 2002, for the purchase of common stock. (b)
         7 Form of subscription agreement between the Registrant and Thomson
           Kernaghan & Co., Ltd, dated March 4, 2002, for the purchase of common stock. (b)
         8 Form of subscription agreement between the Registrant and Thomson
           Kernaghan & Co., Ltd., dated February 27, 2002, for the purchase of common stock. (b)
         9 Stock Purchase Agreement dated January 4, 2002, by and among
           Registrant, First Capital Partners MM, Inc. and Canadian Advantage Limited Partnership. (c)
         10 Series A Convertible Preferred Stock Purchase Agreement dated
           January 11, 2002 between Registrant and Canadian Advantage Limited Partnership. (c)

(21)     American Health and Diet Centers, Inc. (a Delaware Corporation)

(a) Filed by the Registrant with its Registration Statement on Form 10-SB, filed January 3, 2001.
(b) To be filed by amendment to that certain Current Report on Form 8-K dated March 22, 2002.
(c)  Filed with Schedule 13D report dated February 21, 2002.


(B) Reports on Form 8-K

         (1) On November 19, 2001, we filed a Current Report on Form 8-K, describing a change in control, whereby FCP acquired control of us.
         (2) On December 11, 2001, we filed a Current Report on Form 8-K (amended on December 20, 2001), which announced a 1:10 reverse split of our Common Stock.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JOSHUA TREE CONSTRUCTION, INC.

By: /s/ Daniel Hoyng

Daniel Hoyng, President

April 16, 2002


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the dates indicated.


/s/ Daniel Hoyng        Daniel Hoyng, President                   April 16, 2002
                        (Principal Executive Officer) and
                        Director

/s/ Marek Lozowicki     Marek Lozowicki, Senior Vice              April 16, 2002
                        President and Secretary (Acting
                        Principal Accounting and Financial
                        Officer) and Director