Form 10QSB
period 2002-03-31
JOSHUA TREE CONSTRUCTION INC
filed 2002-05-23
CIK 1130481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to __________________

                        Commission file number 000-32275

                         JOSHUA TREE CONSTRUCTION, INC.
                   (Exact name of Registrant in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0432004
                    (I.R.S. Employer Identification Number)

                3635 Boardman Canfield Road, Canfield, OH 44406
                    (Address of principal executive offices)

                                 (330) 702-3777
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,636,397 shares of common stock outstanding, as of May 22, 2002.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

Attached

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company was incorporated in July 1999, and does not have any significant operating history or financial results. The Company has only recently begun its early stage business activities, including negotiating manufacturing and licensing agreements, locating prime locations for retail outlets and filing periodic and current reports, as required, with the Securities and Exchange Commission. As a result, for the three months ended March 31, 2002 and the three months ended March 31, 2001, the Company incurred approximately $3,065,700 and $13,200 in general and administrative expenses, respectively. Thereby, the Company incurred a net loss of approximately $3,065,770 or $(.55) per share based on 5,597,414 weighted average shares outstanding for the three months ended March 31, 2002 as compared to net income of $14,308 for the three months ended March 31, 2001. The increase in expenses for the three months ended March 31, 2002, was primarily due to the failed acquisition of American Health and Diet Centers, Inc. ("AHDC") from Keith Frankel and Melvin Simon. In connection with the failed acquisition, the Company incurred consulting expenses of $1,854,667 and an expense of $675,000 which represents payments made to Mssrs. Frankel and Simon and Vitaquest International, Inc. The Company has, subsequent to the failed acquisition, entered into a manufacturing agreement whereby they were granted the right to purchase Nutritionary branded products. During the three months ended March 31, 2002, the Company also incurred legal expenses of approximately $250,000 for legal services rendered not in connection with the failed acquisition of AHDC. Through March 31, 2002, the Company has relied on trade payables of approximately $210,000 to support its limited operations. As of March 31, 2002, the Company had no cash. The Company seeks additional equity or debt financing of up to $5,000,000 which it plans to use for implementing its business and marketing strategy which primarily involves opening approximately thirty-six (36) retail store locations by December 31, 2002 and an additional one-hundred and twenty (120) locations in each of 2003 and 2004. If the Company does not get sufficient financing, it may not be able to continue as a going concern and it may have to curtail or terminate its operations and liquidate its business.

The Company's business plan for the year 2002 will consist of continuing to locate and open retail locations to sell vitamin, minerals, and other nutritional health products as well as preliminary marketing efforts. In addition to the Company's retail efforts, the Company intends to engage in franchising opportunities for its retail stores.

The Company estimates that it will require approximately $2,000,000 to fully implement its intended retail and franchising business and marketing strategy. This amount will be used to pay for products, licensing fees, rental and other costs related to opening retail stores, employee salaries, marketing costs and other general and administrative costs related to the retail and franchise business. The Company plans to raise $5,000,000 through one or more private offerings pursuant to Rule 506 of Regulation D. If the Company is unable to raise this amount, it could have a material adverse effect on the business of the Company and will likely cause the business of the Company to proceed on a reduced scale, if at all. The Company has to date relied on a small number of investors to provide it with financing for the commencement of its operations.

The Company does expect to make direct expenditures to purchase products and equipment for its retail locations to the extent such equipment is necessary to open these stores and begin selling product to the public.

The Company now employs five (5) individuals on a full time basis and one (1) individual on a part time basis. The Company does expect a significant increase in the number of employees within the next twelve months due to the expected expansion of the Company's business.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

        During the period covered by this Quarterly Report on Form 10-QSB, there were no material legal proceedings involving the Registrant.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The following table sets forth all sales of unregistered securities by the Registrant that occurred between January 1, 2002 and March 31, 2002:


                                                                                                           SECURITIES
                                                                                                           LAW
DATE        PURCHASER         TITLE             AMOUNT               CONSIDERATION     CONVERSION RIGHTS   EXEMPTION
----        ---------         -----             ------               -------------     -----------------   ---------
1/11/02     CALP/ABFL         Series A          200,000               $20,000           Convertible        4(2)
            {1}               Convertible       shares                                  into common stock
                              Preferred                                                 100:1{2}
                              Stock


1/15,       TK {3}            Common Stock      3,000,000             $750,000          n/a                4(2)
2/14,                                           shares in             (aggregate)
3/4/02                                          the aggregate

2/27/02     TK                Common            6,770,072             $1,692,518        n/a                4(2)
                              Stock                                   {4}




{1} CALP is Canadian Advantage Limited Partnership, a Canadian investment fund, and ABFL is Advantage (Bermuda) Fund, Limited, a Bermuda investment fund. CALP and ABFL provided 77% and 23%, respectively, of the consideration set forth in the chart, were the owners of 77% and 23%, respectively, of the shares of Series A Convertible Preferred Stock listed above, and are the owners of 77% and 23%, respectively of the shares of common stock into which the Series A Convertible Preferred Stock was converted.

{2} CALP and ABFL converted 32,500 of the 200,000 shares of Series A Convertible Preferred Stock into 3,250,000 shares of the Registrant's common stock. By agreement with the Registrant, CALP and ABFL agreed to cancel the balance of 167,500 shares of Series A Convertible Preferred Stock. No description of the effects of the Series A Convertible Preferred Stock on the rights of other classes of the Registrant's securities is contained herein, because upon the conversion and cancellation of the 200,000 shares of Series A Convertible Preferred Stock, such shares, by their terms, reverted to the status of authorized and unissued shares of undesignated preferred stock; Registrant, as of March 31,2002, had no other shares of preferred stock issued or outstanding,

{3} TK is Thomson Kernaghan & Co., Ltd., a Canadian investment dealer.

{4} The consideration was to have been paid as follows: $492,518 on April 15, 2002, and then in twelve equal installments of $100,000 per week through July, 2002. This sale was cancelled, TK having made none of the payments, and the common stock was returned to Registrant's treasury.

     For a detailed description of the matters referred to in notes {1}-{4}, above, including a description of the common control of CALP, ABFL and TK, see Registrant's Current Report on Form 8-K, dated January 4, 2002.

     For a detailed description of the securities of Registrant issued in connection with the acquisition of American Health and Diet Centers, Inc., see Registrant's Current Report on Form 8-K, dated March 22, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the period covered by this Quarterly Report on Form 10-QSB, there were no defaults on any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Quarterly Report on Form 1O-QSB, there were no meetings of shareholders of Registrant, and there were no actions taken by written consent of a majority of the shareholders of Registrant.

ITEM 5. OTHER INFORMATION

     On May 16, 2002, the Board of Directors of the Company authorized a 1:50 reverse split of the Company's common stock, par value $.001 per share. The par value of the Corporation's common stock remained the same. The number of authorized shares of the Corporation's common stock remained the same. No fractional shares will be issued. The record date for determination of shares subject to such reverse split was Tuesday, May 28, 2002 and the effective date for such reverse split shall be at the close of business on Monday, June 3, 2002 (or such later date as may be required by law).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits being filed with this Quarterly Report on Form 10-QSB.

     (b) During the period covered by this Quarterly Report on Form 10-QSB, there were two filings of a Current Report on Form 8-K made by
           Registrant:

           1. A report dated January 4, 2002, relating to a change in control of the Registrant, the election of new officers and directors, and certain sales of securities; and

           2. A report dated March 22, 2002, describing the acquisition by Registrant of all of the outstanding capital stock of American Health and Diet Centers, Inc.

                              FINANCIAL STATEMENTS

                         JOSHUA TREE CONSTRUCTION, INC.
                                dba NUTRITIONARY
                                 MARCH 31, 2002

                                                                     Page #
                                                                     ------
Balance Sheet                                                        F-2

Statement of Operations                                              F-3

Statement of Cash Flows                                              F-4

Notes to Financial Statements                                        F-5, F-7

                         JOSHUA TREE CONSTRUCTION, INC.

                                 BALANCE SHEET


                                                   March 31,         Dec. 31,
                                                     2002              2001
                                                   ---------         --------

ASSETS


CURRENT ASSETS

Cash                                               $       0         $  5,269
Accounts Receivable                                    2,534                0
Prepaid Expense                                            0                0
Employee Advances                                          0                0
  Total Current Assets                             ---------         --------
                                                       2,534            5,269

Property, plant & equipment, net                       2,995                0

TOTAL ASSETS                                       $   5,529         $  5,269
                                                   =========         ========


LIABILITIES AND
STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts Payable                                   $  35,605         $      0
Accrued Liabilities                                  126,164
Notes Payable                                              0           15,375
                                                   ---------         --------
  Total Current Liabilities                          161,769           15,375


STOCKHOLDER'S EQUITY
Preferred Stock, $.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding                                                0                0
Common Stock, $.001 par value, 20,000,000
shares authorized, 19,506,469 and 3,122,300
issued and outstanding, respectively                  19,506            3,122
Additional Paid-in Capital                         2,935,161           53,193
Retained Earnings                                 (3,110,907)         (66,421)
                                                  ----------          --------
  Total Stockholder's Equity                        (156,240)         (10,106)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                              $    5,529         $  5,269
                                                  ==========         ========



See Notes to Financial Statements

                         JOSHUA TREE CONSTRUCTION, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                                           Three Months      Three Months
                                              Ended              Ended
                                             March 31,          March 31,
                                               2002              2001
                                           ------------      -------------

REVENUE                                    $         0             173,748

COST OF GOODS SOLD                                   0             146,208
                                           -----------          ----------
GROSS PROFIT                                         0              27,540

EXPENSES
Advertising                                $     4,098
Consulting                                   1,854,667
Depreciation                                       333               1,116
Failed Acquisition Expense                     675,000
Insurance                                       13,010
Legal Expenses                                 250,000
Professional Services                           30,080
Rent                                            39,318
Salaries                                       155,624
Taxes - Payroll                                  8,082
Other G & A Expenses                            35,562              12,148
                                           -----------          ----------
TOTAL EXPENSES                               3,065,774              13,264
                                           -----------          ----------
Other Income                                         0                  32

NET INCOME (LOSS)                          $(3,065,774)             14,308
                                           ===========          ==========

Weighted Average Number of
Common Shares Outstanding                    5,597,414           3,097,300
                                           ===========          ==========
Net (Loss) per share                       $     (0.55)         $     0.00
                                           ===========          ==========


See Notes to Financial Statements

                         JOSHUA TREE CONSTRUCTION, INC,
                            STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                               Three Months         Three Months
                                                  Ended                Ended
                                                 March 31,           March 31,
                                                   2002                2001
                                              -------------         ------------
Cash Flows from Operating Activities:
Net (Loss)                                       $(3,065,774)         $14,308

Adjustments to Reconcile
Net Loss to Net Cash Provided by
Operating Activities:
Depreciation                                             333            1,116
(Increase) Decrease in:
Accounts Receivable                                   (2,534)         (89,046)
Prepaid Expense                                            0           (1,062)
Increase (Decrease) in:
Accounts Payable                                      35,605           72,319
Other Liabilities                                    126,164                0
Prior Period Adjustment (Note 6)                      21,288                0
Billings in Excess of Costs                                0           (5,952)
Employee Advances                                          0             (500)
                                                ------------          -------


Net Cash Provided by Operating Activities         (2,884,918)          (8,817)

Cash Flows from Investing Activities:
Purchase of Fixed Assets                              (3,328)           (3,605)

Cash Flows from Financing Activities:
Common Stock                                          16,384                0
Additional Paid in Capital                         2,881,968                0
Note Payable                                         (15,375)          50,000
                                                ------------          -------
Net Cash from Financing Activities                 2,882,977           50,000
                                                ------------          -------
Net Increase (Decrease) in Cash                       (5,269)          37,578
Cash - Beginning                                       5,269           15,100
                                                ------------          -------
Cash - Ending                                   $          0           52,678
                                                ============          =======

See Notes to Financial Statements

                         JOSHUA TREE CONSTRUCTION, INC.
                                dba NUTRITIONARY
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1. The Company

The Company was first organized on July 23, 1999 (date of inception) under the laws of the State of Nevada, as Joshua Tree Finishers, Inc. The Company was authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On July 21, 2000, the Company changed its name from Joshua Tree Finishers, Inc. to Joshua Tree Construction, Inc.

On January 4, 2002, there was a change in control of the Company. Canadian Advantage Limited Partnership (CALP), an Ontario, Canada limited partnership and Advantage Bermuda Fund Limited (ABFL), a Bermuda investment fund. CALP purchased 77% of the shares and ABFL purchased 23% of the shares. Pursuant to the agreement, CALP and ABFL purchased an aggregate of 2,000,000 shares of $0.001 par value common stock for $375,000.

On January 11, 2002, the Company issued 200,000 shares of $0.001 par value Series A Convertible Preferred Stock to CALP and ABFL. These shares were converted into shares of Common Stock at a ratio of 100 shares of common stock for each share of preferred stock. CALP and ABFL converted 32,500 shares of such preferred stock and received an aggregate of 3,250,000 shares of common stock, with CALP owning 77% and ABFL owning 23%. The balance of the shares of preferred stock was cancelled by agreement with the Company.

On January 15, February 14, and March 4, 2002, the Company sold an aggregate of 3,000,000 shares of common stock to Thomson Kernaghan & Co., Ltd. for an aggregate purchase price of $750,000, which was paid on January 15, February 14, and March 4, 2002. On March 7, 2002, Thomas Kernaghan & Co., Ltd. also subscribed for an additional 6,770,072 shares of common stock for an aggregate consideration of $1,692,518, which is payable in the amount of $492,518 on April 15, 2002, and then in twelve weekly installments of $100,000 through July, 2002. (See Note 7).

In February, 2002, the Company established offices in Canfield, Ohio, and is operating and doing business as Nutrition World. The Company plans to market high quality nutraceuticals and natural health products.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting: The accompanying financial statements are prepared on the accrual basis of accounting.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates an assumptions regarding the reported amounts of assets and liabilities, and disclosure of continent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimate.

Cash and Cash Equivalents: For the purposes of the statement of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fixed Assets: consist of equipment purchased in March, 2002. Depreciation is being calculated on the straight line method over an estimated useful life of five years.

Reporting on the costs of start-up activities: Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities" requires most costs of start-up activities and organizational costs to be expenses as incurred. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings per Share." Basic loss per share is computed by dividing losses available to common shareholders by the average weighted number of shares outstanding during the period. As of March 31, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends: The Company has not yet adopted any policy regarding payment of dividends. No dividends has been paid or declared since inception.

Year-end: The Company has adopted December 31 as it fiscal year-end.

NOTE 3. Income Taxes

Income taxes are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." There is no provision for income taxes for the period ended March 31, 2002, due to the net loss.

NOTE 4. Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. It is the intent of the Company to generate revenues sufficient to operate as a going concern. If additional capital is needed, the officers will first seek short-term financing and secondly have committed to make cash advances to the Company to cover its operating costs.

NOTE 5. FAILED ACQUISITION EXPENSE

On March 22, 2002, the Company closed on the acquisition of all of the outstanding common stock of American Health and Diet Centers, Inc. pursuant to a Stock Purchase Agreement, and related documents dated as of March 15, 2002. On May 15, 2002, this transaction was unwound. The costs associated with this failed acquisition have been expensed as failed acquisition costs on the accompanying financial statements. The Company has, subsequent to the failed acquisition, entered into a manufacturing agreement whereby they were granted the right to purchase Nutritionary branded products.

NOTE 6. PRIOR PERIOD ADJUSTMENTS

Prior year adjustments result primarily from the reversal of prior year liability accruals.

NOTE 7. SUBSEQUENT EVENT

On April 30, 2002, the Company cancelled 6,770,072 shares of common stock issued on March 7, 2002 to Thomson Kernaghan.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

JOSHUA TREE CONSTRUCTION, INC.

      /s/ Daniel Hoyng
----------------------------------
Daniel Hoyng,
President, Chief Executive Officer
and Acting Principal Accounting Officer


Date: May 23, 2002