Form 10QSB
period 2002-06-30
JOSHUA TREE CONSTRUCTION INC
filed 2002-12-02
CIK 1130481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________TO ____________

                        COMMISSION FILE NUMBER: 000-32275



                         JOSHUA TREE CONSTRUCTION, INC.
             (Exact name of registrant as specified in its charter)

       NEVADA                                            88-0432004
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                 3635 BOARDMAN CANFIELD ROAD, CANFIELD, OH 44406
          (Address, including zip code, of principal executive offices)

                                 (330) 702-3777
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, par value $0.001, 332,735 shares outstanding as of December 2, 2002.

                         JOSHUA TREE CONSTRUCTION, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

           See financial statements beginning on page F-1.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND PLAN OF OPERATION
-----------------------------------------

FORWARD LOOKING STATEMENTS

           The following discussion should be read in conjunction with our financial statements and the notes to our financial statements that appear in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

PLAN OF OPERATION/SHARE EXCHANGE

           The Company was incorporated in July 1999, and does not have any significant operating history or financial results. The Company recently began its early stage business activities, including negotiating manufacturing and licensing agreements, locating prime locations for retail outlets and filing periodic and current reports, as required, with the Securities and Exchange Commission. However, as of October 16, 2002, the Company entered into a Share Exchange Agreement with Intelligent Motor Cars, Inc., a Florida corporation. Pursuant to the Share Exchange Agreement, the Company will issue 10,000,000 shares of its common stock to the shareholders of Intelligent Motor Cars in exchange for all of the issued and outstanding shares of common stock of Intelligent Motor Cars. The share exchange is to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Closing of the share exchange is conditioned, among other things, upon the occurrence of a 1-for-300 reverse stock split, re-listing of the Company's common stock on the OTC Bulletin Board, resignation of the Company's officers and directors and election of Intelligent Motor Cars' nominees and conversion of the Company's $400,000 of convertible debt into 52,000 shares of the Company's common stock.

RESULTS OF OPERATIONS

           For the six months ended June 30, 2002 and the six months ended June 30, 2001, the Company incurred approximately $3,864,553 and $47,823 in total expenses, respectively. The dramatic increase in expenses was largely due to consulting expenses, legal expenses, salaries and taxes.

           The increase in expenses for the six months ended June 30, 2002, was also largely due to the failed acquisition of American Health and Diet Centers, Inc. ("AHDC") from Keith Frankel and Melvin Simon. In connection with the failed acquisition, the Company incurred consulting expenses of $1,854,667 and an expense of $875,000 which represents payments made to Messrs. Frankel and Simon and Vitaquest International, Inc.

            Having no revenues, the Company incurred a net loss of approximately $3,864,553 or $19.97 per share based on 193,539 weighted average shares outstanding for the nine months ended June 30, 2002 as compared to a net loss of $20,399 for the six months ended June 30, 2001.


           As of September 30, 2002, the Company had no cash or other current assets.


ITEM 3.    CONTROLS AND PROCEDURES

(a)        DISCLOSURE CONTROLS AND PROCEDURES.

         Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Daniel Hoyng, the Company's President, CEO and Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Hoyng concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) INTERNAL CONTROLS.

      Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------
           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------
           None.

ITEM 3.    DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
           --------------------------------------------------

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           None.

ITEM 5.    OTHER INFORMATION
           -----------------
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           a)  Exhibits

                None.

           b)  Reports on Form 8-K

                None.

                              FINANCIAL STATEMENTS




                         JOSHUA TREE CONSTRUCTION, INC.

                                dba NUTRITIONARY

                          REVIEWED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                         JOSHUA TREE CONSTRUCTION, INC.
                                dba NUTRITIONARY
                          REVIEWED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



                                                          PAGE #

Independent Accountant's Review Report                        1

Balance Sheet                                                 2

Statement of Operations                                       3

Statement of Cash Flows                                       4

Notes to Financial Statements                                 5-7

LELAND WILLIAMS, MBA, CPA
================================================================================
Serving Clients in the Western United States since 1982

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Joshua Tree Construction, Inc.
Dba Nutritionary
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Joshua Tree Construction, Inc. (A Nevada corporation), dba Nutritionary, as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three months and the six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the financial statements for the six months ended June 30, 2002. , in order for them to be in conformity with generally accepted accounting principles.

November 21, 2002








                4585 Sahara avenue #111 - Las Vegas, Nevada 89102
                   Phone (702) 313-2289 - Fax (702) 313-2290


                         JOSHUA TREE CONSTRUCTION, INC.
                                 BALANCE SHEET


                                                June 30,        Dec. 31,
                                                2002             2001
                                                ----             ----
ASSETS
------

Current Assets
--------------
Cash                                            $  0            $ 5,269
Accounts rReceivable                               0                  0
Prepaid Expense                                    0                  0
Employee Advances                                  0                  0
                                                ----            -------
        Total Current Assets                       0              5,269

Property, plant & equipment, net               2,868                  0

TOTAL ASSETS                                 $ 2,828            $ 5,269
                                             =======            =======


LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Current Liabilities
-------------------
Accounts Payable                             $59,070           $      0
Accrued Liabilities                          128,929
Notes Payable                                429,077             15,375
                                            --------           --------
        Total Current Liabilities            617,076             15,375

Stockholders' Equity
--------------------
Preferred Stock, $.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding
Common Stock, $.001 par value, 20,000,000
shares authorized, 188,364 and 3,122,300
issued and outstanding, respectively           1,883              3,122
Additional Piad-in Capital                 3,293,555             53,193
Retained Earnings                         (3,909,686)           (66,421)
                                          ----------            -------
  Total Stockholders' Equity              (  614,248)           (10,106)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $     2,828           $  5,269
                                         ===========           ========



See Notes to Financial Statements
and Accountant's Review Report.


                        JOSHUA TREE CONSTRUCTION, INC.
                            STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2002 AND 2001



                                       Three Months      Three Months
                                          Ended            Ended
                                        June 30,          June 30,
                                         2002               2001
                                         ----               ----

REVENUE                                $       0       $         0
-------
COST OF GOODS SOLD                             0               642
                                     ------------      -----------

GROSS PROFIT                                   0              (642)

EXPENSES
--------
Advertising                            $     647
Consulting
Depreciation                                 167             1,149
Failed Acquisition Expense               200,000
Insurance                                  2,843
Legal Expenses                           210,000
Professional Services                        260
Rent                                      50,682
Salaries                                  61,518
Taxes - Payroll                          101,668
Other G & A Expenses                     170,994            33,409
                                     ------------      -----------

TOTAL EXPESNES                           798,779            34,558
                                     ------------      -----------
Other Income                                   0               494

NET INCOME (LOSS)                      $(798,779)      $   (34,706)
                                     ============      ===========

Weighted Average Numer of
Common Shares Outstanding                191,715         3,116,805
                                     ============      ===========

Net (Loss) per share                 $     (4.16)      $    (0.01)
                                     ===========       ===========


See Notes to Financial Statements
and Accountant's Review Report.



                         JOSHUA TREE CONSTRUCTION, INC.
                             STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                       Six Months        Six Months
                                          Ended            Ended
                                        June 30,          June 30,
                                         2002               2001
                                         ----               ----

REVENUE                                $       0       $   173,748
-------
COST OF GOODS SOLD                             0           146,850
                                     ------------      -----------

GROSS PROFIT                                   0            26,898

EXPENSES
--------
Advertising                            $   4,745
Consulting                             1,854,667
Depreciation                                 500             2,266
Failed Acquisition Expense               875,000
Insurance                                 15,853
Legal Expenses                           460,000
Professional Services                     30,340
Rent                                      90,000
Salaries                                 217,142
Taxes - Payroll                          109,750
Other G & A Expenses                     206,556            45,557
                                     ------------      -----------

TOTAL EXPESNES                         3,864,553            47,823
                                     ------------      -----------
Other Income                                   0               526

NET INCOME (LOSS)                    $(3,864,553)     $   (20,399)
                                     ============      ===========

Weighted Average Numer of
Common Shares Outstanding                193,539         3,107,107
                                     ============      ===========

Net (Loss) per share                 $    (19.97)     $     (0.01)
                                     ===========       ===========


See Notes to Financial Statements
and Accountant's Review Report.


                         JOSHUA TREE CONSTRUCTION, INC.
                             STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                             Six Months              Six Months
                                               Ended                    Ended
                                              June 30,                June 30,
                                               2002                     2001
                                               ----                     ----

Cash Flows from Operating Activities:
Net (Loss)                                 $ (3,864,553)           $    (20,399)

Adjustments to Reconcile
Net Loss to Net Cash Provided by
Operating Activities:
Depreciation                                        500                   2,266
(Increase) Decrease In:
Accounts Receivable                                                           0
Other Assets                                                              1,250
Prepaid Expense                                       0                (    714)
Increase (Decrease) in:
Accounts Payable                                 59,070                (    525)
Other Liabilities                               128,929
Prior Period Adjustment (Note 6)                 21,288                       0
Billings in Excess of Costs                           0                (  5,952)
Employee Advances                                     0                (    500)
                                              ----------            ------------

Net Cash Provided by Operating Activities    (3,654,766)               ( 24,574)

Cash Flows From Investing Activities:
Purchase of Fixed Assets                     (    3,328)               (  3,605)

Cash Flows from Financing Activities:
Common Stock                                 (    1,239)                      0
Additional Paid in Capital                    3,240,362                       0
Note Payable                                    413,702                  50,000
                                              ----------            ------------
Net Cash from Financing Activities           (    5,269)                 21,821
Cash - Beginning                                  5,269                  15,100
                                              ----------            ------------
Cash - Ending                                $        0             $    36,921
                                             ==========             ===========




See Notes to Financial Statements
and Accountant's Review Report.

                         JOSHUA TREE CONSTRUCTION, INC.
                                dba NUTRITIONARY
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1.  The Company

The Company was first organized on July 23, 1999 (date of inception) under the laws of the State of Nevada, as Joshua Tree Finishers, Inc.. THe Company was authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

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

On January 15, February 14, and March 4, 2002, the COmpany sold an aggregate of 3,000,000 shares of common stock to Thomson Kernaghan & Co., Ltd. for an aggregate purchase price of $750,000, which was paid on January 15, February 14, and March 4, 2002. On March 7, 2002, Thomas Kernaghan & Co., Ltd also subscribed for an additional 6,770,072 shares of common stock for an aggregate consideration of $1,692,518, which is payable in the mount of $492,518 on APril 15, 2002, and then in twelve weekly installments of $100,000 through July, 2002. (see Note 7). These shares were subsequently cancelled by the Company on April 30, 2002.

On May 20, 2002, the Company effected a 100 to one reverse stock split. The weighted average number of shares outstanding on the accompanying financial statements reflects this reverse stock split.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Accounting: The accompanying financial statements are prepared on the accrual basis of accounting.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding the reported amounts of assets and liabilities, and disclosure of continent assets and liabilities at the date of the financial statements, and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Loss per share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings per Share." Basic loss per share is computed by dividing losses available to common shareholders by the average weighted number of shares outstanding during the period. As of June 30, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends: The Company has not yet adopted any policy regarding payment of dividends. No dividends has been paid or declared since inception.

Year-end:  The Company has adopted December 31 as its fiscal year-end.

NOTE 3.  Income Taxes

Income Taxes are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standards NO. 109 (SFAS #109) "Accounting for Income Taxes." There is no provision for income taxes for the period ended June 30, 2002, due to the net loss.

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

NOTE 7.  SUBSEQUENT EVENT -  SHARE EXCHANGE AGREEMENT

As of October 16, 2002, the Company entered into a Share
Exchange Agreement with Intelligent Motor Cars, Inc., a Florida corporation. Pursuant to the Share Exchange Agreement, the Company will issue 10,000,000 shares of its common stock to the shareholders of Intelligent Motor Cars in exchange for all of the issued and outstanding shares of common stock of Intelligent Motor Cars. The share exchange is to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. Closing of the share exchange is conditioned, among other things, upon the occurrence of a 1-for-300 reverse stock split, re-listing of the Company's common stock on the OTC Bulletin Board, resignation of the Company's officers and directors and election of Intelligent Motor Cars' nominees and conversion of the Company's $400,000 of convertible debt into 52,000 shares of the Company's common stock.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 JOSHUA TREE CONSTRUCTION, INC.

                                 By: /S/DANIEL HOYNG
                                     -----------------------------
                                     Daniel Hoyng,
                                     President, Chief Executive Officer and
                                     Acting Principal Accounting Officer
                                    (Principal Financial and Accounting Officer)



Date: December 2, 2002

                                  CERTIFICATION

I, Daniel Hoyng, President, Chief Executive Officer and Principal Accounting Officer of Joshua Tree Construction, Inc., hereby certify, that:

1. I have reviewed the quarterly report on Form 10-QSB of Joshua Tree Construction, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. I am responsible for establishing and maintaining "disclosure controls and procedures" for the issuer and have: i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the periodic report is being prepared;
           ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
           iii. presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the date of this quarterly report;

5. I have disclosed to the issuer's auditors and to the board of directors:
           i. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
           ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/        DANIEL HOYNG
           --------------------------------------------
           Daniel Hoyng
           President, Chief Executive Officer
           and Principal Accounting Officer



December 2, 2002