Form 10QSB
period 2002-09-30
JOSHUA TREE CONSTRUCTION INC
filed 2002-12-02
CIK 1130481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[  x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                          AMERICAN FAMILY COOKIES, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

           For the nine months ended September 30, 2002 and the nine months ended September 30, 2001, the Company incurred approximately $3,933,241 and $31,574 in total expenses, respectively. The dramatic increase in expenses was largely due to consulting expenses, legal expenses, salaries and taxes.

           The increase in expenses for the nine months ended September 30, 2002, was also largely due to the failed acquisition of American Health and Diet Centers, Inc. ("AHDC") from Keith Frankel and Melvin Simon. In connection with the failed acquisition, the Company incurred consulting expenses of $1,854,667 and an expense of $875,000 which represents payments made to Messrs. Frankel and Simon and Vitaquest International, Inc.


            Having no revenues, the Company incurred a net loss of approximately $3,864,553 or $19.97 per share based on 193,539 weighted average shares outstanding for the nine months ended September 30, 2002 as compared to a net loss of $20,399 for the nine months ended September 30, 2001.


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

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

           None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.   OTHER INFORMATION

           None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

                None.

           b)  Reports on Form 8-K

                None.

LELAND WILLIAMS, MBA, CPA
================================================================================
Serving Clients in the Western United States since 1982













                         JOSHUA TREE CONSTRUCTION, INC.

                                dba NUTRITIONARY

                         REVIEWED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002




















                4585 Sahara avenue #111 - Las Vegas, Nevada 89102
                   Phone (702) 313-2289 - Fax (702) 313-2290

                         JOSHUA TREE CONSTRUCTION, INC.
                                dba NUTRITIONARY
                          REVIEWED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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



                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Joshua Tree Construction, Inc.
dba Nutritionary
Las Vegas, Nevada


I have reviewed the accompanying balance sheet of Joshua Tree Construction, Inc. (a Nevada corporation), dba Nutritionary, as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three months and the nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and September 30, 2001. THese financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole, Accordingly, I do not express such opinion.

Based on my review, I am not aware of any material modifications that should be made to the financial statements for the nine months ended September 30, 2002, in order for them to be in conformity with generally accepted accounting principles.



November 21, 2002.







                4585 Sahara avenue #111 - Las Vegas, Nevada 89102
                   Phone (702) 313-2289 - Fax (702) 313-2290




                         JOSHUA TREE CONSTRUCTION, INC.
                                 BALANCE SHEET




                                             September 30,        Dec. 31,
                                                 2002              2001
                                                 ----              ----
ASSETS
------

Current Assets
--------------
Cash                                         $        0          $    5,269
Accounts Receivable                                   0                   0
Prepaid Expense                                       0                   0
Employee Advances                                     0                   0
                                             ----------          ----------
     Total Current Assets                         2,661                   0

TOTAL ASSETS                                 $    2,661          $    5,269
                                             ==========          ==========


LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------

Current Liabilities
-------------------
Accounts Payable                             $   82,296          $       0
Accrued Liabilities                             124,794
Notes Payable                                   429,077              15,375
                                             ----------          ----------
     Total Current Liabilities                  636,167              15,375

Stockholders' Equity
--------------------
Preferred Stock, $.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding
Common Stock, $.001 par value, 20,000,000
shares authorized, 188,364 and 3,122,300
issued and outstanding, respectively              1,883               3,122
Additional Paid-in Capital                    3,342,985              53,193
Retained Earnings                            (3,978,374)           ( 66,421)
     Total Stockholders' Equity              (  633,506)           ( 10,106)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $    2,661           $   5,269
                                             ==========           =========





See Notes to Financial Statements
and Accountant's Review Report.


                        JOSHUA TREE CONSTRUCTION, INC.
                            STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                       Three Months      Three Months
                                          Ended            Ended
                                      September 30,     September 30,
                                          2002              2001
                                          ----              ----

REVENUE                                $       0       $         0
-------
COST OF GOODS SOLD                             0
                                     ------------      -----------

GROSS PROFIT                                   0                 0

EXPENSES
--------
Advertising                            $
Consulting
Depreciation                                 167             1,149
Failed Acquisition Expense
Insurance                                  3,475
Legal Expenses
Professional Services
Rent                                       6,959
Salaries                                  40,043
Taxes - Payroll                           15,044
Other G & A Expenses                                         8,921
                                     ------------      -----------

TOTAL EXPESNES                            68,688            10,070
                                     ------------      -----------
Other Income                                   0               265
(Loss) on Sale of Assets                       0            (1,370)
                                     ------------      -----------

NET INCOME (LOSS)                      $( 68,688)      $   (11,175)
                                     ============      ===========

Weighted Average Number of
Common Shares Outstanding                332,735         3,122,300
                                     ============      ===========

Net (Loss) per share                 $     (0.21)      $    (0.00)
                                     ===========       ===========


See Notes to Financial Statements
and Accountant's Review Report.


                        JOSHUA TREE CONSTRUCTION, INC.
                            STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                       Nine Months      Nine Months
                                          Ended            Ended
                                      September 30,     September 30,
                                          2002              2001
                                          ----              ----

REVENUE                                $       0       $   173,748
-------
COST OF GOODS SOLD                             0           169,972
                                     ------------      -----------

GROSS PROFIT                                   0             3,776

EXPENSES
--------
Advertising                           $    4,475
Consulting                             1,854,667
Depreciation                                 667             3,145
Failed Acquisition Expense               875,000
Insurance                                 19,328
Legal Expenses                           460,000
Professional Services                     30,340
Rent                                      96,959
Salaries                                 260,185
Taxes - Payroll                          124,794
Other G & A Expenses                     206,556            31,356
                                     ------------      -----------

TOTAL EXPESNES                         3,933,241            34,771
                                     ------------      -----------
Other Income                                   0               791
(Loss) on Sale of Assets                       0           (1,370)
                                     ------------      -----------

NET INCOME (LOSS)                    $(3,933,241)    $   ( 31,574)
                                     ============      ===========

Weighted Average Number of
Common Shares Outstanding                191,815         3,110,983
                                     ============      ===========

Net (Loss) per share                 $    (20.51)      $    (0.01)
                                     ===========       ===========


See Notes to Financial Statements
and Accountant's Review Report.


                        JOSHUA TREE CONSTRUCTION, INC.
                            STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                  Nine Months       Nine Months
                                                     Ended             Ended
                                                 September 30,     September 30,
                                                     2002              2001
                                                 -------------     -------------

Cash Flows from Operating Activities:
Net (Loss)                                        $(3,933,241)        $(31,574)

Adjustments to Reconcile
New Loss to Net Cash Provided by
Operating Activities:
Depreciation                                              667            1,468
(Increase) Decrease in:
Accounts Receivable                                                          0
Other Assets                                                             1,250
Prepaid Expense                                             0             (367)
Increase (Decrease) in:
Accounts Payable                                       82,296           (1,143)
Other Liabilities                                     124,794                0
Prior Period Adjustment (Note 6)                       21,288                0
Billings in Excess of Costs                                 0           (5,952)
Employee Advances                                           0             (500)
                                                  -----------         --------
Net Cash Provided by Operating Activities          (3,704,196)         (36,818)

Cash Flows from Investing Activities:
Purchase of Fixed Assets                               (3,328)          (3,605)
Sale of Fixed Assets                                                    10,817
Cash Flows from Financing Activities:
Common Stock                                           (1,239)               0
Additional Paid in Capital                          3,289,792                0
Note Payable                                          413,702           50,000
                                                  -----------         --------
Net Cash from Financing Activities                  3,702,255           50,000
                                                  -----------         --------
Net Increase (Decrease) in Cash                        (5,269)          20,394
Cash -- Beginning                                       5,269           15,100
                                                  -----------         --------
Cash -- Ending                                    $         0         $ 35,494
                                                  ===========         ========




See Notes to Financial Statements
and Accountant's review Report.

                         JOSHUA TREE CONSTRUCTION, INC.
                                dba NUTRITIONARY
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

In February, 2002, the Company established offices in Canfield, Ohio, and began operating and doing business as Nutritionary World. The Company planned to market high quality nutraceuticals and natural health products.

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

Loss per share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings per Share." Basic loss per share is computed by dividing losses available to common shareholders by the average weighted number of shares outstanding during the period. As of September 30, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends: The Company has not yet adopted any policy regarding payment of dividends. No dividends has been paid or declared since inception.

Year-end: The Company has adopted December 31 as its fiscal year-end.

NOTE 3: INCOME TAXES

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

NOTE 7. SUBSEQUENT EVENT -- SHARE EXCHANGE AGREEMENT

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



                               JOSHUA TREE CONSTRUCTION, INC.



                               By:   /S/DANIEL HOYNG
                                     -------------------------------------------
                                     Daniel Hoyng,
                                     President, Chief Executive Officer and
                                     Acting Principal Accounting Officer
                                     (Principal Financial and Accounting
                                     Officer)



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

/s/       Daniel Hoyng
          Daniel Hoyng
          President, Chief Executive Officer
          and Principal Accounting Officer

December 2, 2002