Form 10KSB/A
period 2001-12-31
JOSHUA TREE CONSTRUCTION INC
filed 2002-12-26
CIK 1130481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               AMENDMENT NO 1 TO

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $419,946, as of March 20, 2002

                                EXPLANATORY NOTE

Joshua Tree Construction, Inc. filed its original Annual Report on Form 10-KSB for the year ended December 31, 2001 with the Securities and Exchange Commission ("SEC") on April 16, 2002. This Amendment No. 1 to the Annual Report on Form 10-KSB/A is being filed solely for the purpose of removing a qualification from the opinion of the Company's independent auditor. In order to preserve the nature and character of the disclosures as of April 16, 2002, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on April 16, 2002. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with the Company's subsequent filings with the SEC.



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joshua Tree Construction, Inc. and its subsidiary as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Pursuant to the agreement, FCPMM shall purchase an aggregate of 2,050,000 shares of $0.001 par value common stock for $124,449.

Name of Party                           Number of Shares Owned   Cash Amount to
                                            and to Be Sold           Be Paid
- -------------------------------         ----------------------   -------------
Amy Rooker                                    1,000,000             $ 40,000
David Rooker                                  1,000,000             $ 40,000
Boyd Bulloch                                     50,000             $  5,000
Catherine Miner                                      --             $ 16,000
NevWest Securities Corporation                       --             $ 19,000
David and Amy Rooker                                 --             $  4,449
                                            ------------          -----------
TOTAL                                         2,050,000             $124,449
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

            "Vincent W. Hesser, President, Chief Executive Officer and Director -- Mr. Hesser joined OneCap as President, Chief Executive Officer and a director in June 1999. His areas of responsibility include coordinating the development of corporate policies, goals and objectives relative to company operations, lender and investor relations and financial performance and growth. Mr. Hesser oversees the Company's daily operations and business affairs to ensure that its business objectives are achieved. During his tenure as a finance executive at Pacific Properties (1992-1999), Mr. Hesser obtained project equity and debt financing for various real estate projects, and he oversaw the build-out of housing, apartment, and commercial real estate projects. Mr. Hesser began his career at PriMerit Bank (subsequently purchased by Norwest) in Las Vegas, Nevada. He was responsible for analyzing, evaluating and reporting on numerous real estate joint ventures over twenty real estate and development companies throughout the southwestern United States. He also assisted PriMerit in its reviews with the Office of Thrift Supervision (OTS) and Federal Deposit Insurance Corporation (FDIC) with respect to those investments. Mr. Hesser is a graduate of Southern Utah University (Class of 1990) and earned his Master of Accountancy degree, summa cum laude and with high distinction. He has obtained his CPA Certificate and also holds a general contractors' license in the State of Nevada."

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

December 26, 2002


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the dates indicated.


/s/ Daniel Hoyng        Daniel Hoyng, President                December 26, 2002
                        (Principal Executive and
                        Accounting Officer) and
                        Director

                                  CERTIFICATION


I, Daniel Hoyng, certify that:

           1. I have reviewed this quarterly report on Form 10-KSB/A of Joshua Tree Construction, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: December 26, 2002




/s/ DANIEL  HOYNG
-----------------
Daniel Hoyng
Title: President, Chief Executive Officer
and Principal Accounting Officer